Form 10-Q
period 1995-03-31
CONCORD EFS INC
filed 1995-05-11
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, DC  20549

                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended         Commission file number 0-13848
    March 31, 1995

                 ___________________________


                      CONCORD EFS, INC.

    (Exact name of registrant as specified in its charter)


           Delaware                          04-2462252
_______________________________        _____________________

(State or other jurisdiction of          (I.R.S. Employer
Incorporation of Organization)         Identification Number)


 2525 Horizon Lake Drive, Suite 120, Memphis, Tennessee 38133
           (Address of Principal Executive Offices)
                        (901) 371-8000
     (Registrant's telephone number, including area code)

                      _________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Shares  of  Common  Stock,  $.33 1/3  par  value, were
16,208,234 as of March 31, 1995.


              CONCORD EFS, INC. AND SUBSIDIARIES



                            INDEX



                                                    Page No.
                                                   ---------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   March 31, 1995 and December 31, 1994                1

  Condensed Consolidated Statements of Income
   Three Months ended March 31, 1995 and
   March 31, 1994                                      2

  Condensed Consolidated Statements of Cash Flows
   Three Months ended March 31, 1995 and
   March 31, 1994                                      3

  Notes to Condensed Consolidated Financial
   Statements                                          4

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations       5


PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K              6


Signatures                                             7


Exhibit 11 - Computation of Earnings Per Share


                        CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31      December 31
                                                         1995           1994
                                                     (UNAUDITED)
ASSETS                                               -----------     -----------
Current Assets
  Cash and cash equivalents                          $26,128,345     $23,030,329
  Securities available-for-sale                       12,629,946      12,113,593
  Accounts receivable, net                            23,208,865      33,763,804
  Inventories                                          2,818,676       2,907,661
  Prepaid expenses and other                           3,816,555       3,810,968
                                                     -----------     -----------
     Total Current Assets                             68,602,387      75,626,355

Securities held-to-maturity                            4,008,044       4,196,454

Property and equipment                                51,829,737      49,789,902
  Less accumulated depreciation and amortization      31,896,465      30,150,571
                                                     -----------     -----------
                                                      19,933,272      19,639,331
                                                     -----------     -----------
                                                     $92,543,703     $99,462,140
                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                   $18,389,343     $30,508,847
  Accrued liabilities                                  4,107,465       3,228,829
  Current maturities of long-term debt                   374,052         368,198
                                                     -----------     -----------
     Total Current Liabilities                        22,870,860      34,105,874

Long term debt, less current maturities                1,274,767       1,370,504

Deferred income taxes                                  1,536,000       1,244,000

Minority interest in subsidiary                          791,135         806,891

Stockholders' Equity:
  Common Stock-par value $.33 1/3 per share;
   authorized 25,000,000 shares, issued 16,208,234
   shares at March 31, 1995 and 16,105,434 shares
   at December 31, 1994                                5,402,745       5,368,478
  Other stockholders' equity                          60,668,196      56,566,393
                                                     -----------     -----------
                                                      66,070,941      61,934,871
                                                     -----------     -----------
                                                     $92,543,703     $99,462,140
                                                     ===========     ===========


See Notes to Condensed Consolidated Financial Statements - Unaudited.

                        CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31
                                                  ----------------------------
                                                      1995             1994
                                                  -----------      -----------

Revenues                                          $25,927,964      $19,638,539

Cost of operations                                 18,679,795       14,421,538

Selling, general and administrative expenses        2,328,408        1,775,413
                                                  -----------      -----------
Operating income                                    4,919,761        3,441,588

Other income (expense):
  Interest income                                     491,847          304,463
  Interest expense                                    (27,347)         (10,543)
                                                  -----------      -----------

Income before income taxes
 and minority interest                              5,384,261        3,735,508

  Income taxes                                      1,941,000        1,323,000
                                                  -----------      -----------
Income before minority interest                     3,443,261        2,412,508

  Minority interest                                    15,756           22,814
                                                  -----------      -----------
Net income                                        $ 3,459,017      $ 2,435,322
                                                  ===========      ===========

Per share data:
  Weighted average common and common
   equivalent shares outstanding                   16,842,466       16,477,097
                                                   ==========       ==========

  Earnings per share                                    $0.21           $0.15
                                                   ==========       ==========


See Notes to Condensed Consolidated Financial Statements - Unaudited

                        CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                         Three Months
                                                             Ended
                                                           March 31
                                                  ----------------------------
                                                      1995             1994
                                                  -----------      -----------

Net cash provided by operating activities         $ 4,749,968      $ 2,229,649

Investing activities:
 Acquisition of property and equipment             (2,039,835)      (2,359,623)
 Purchases of securities available-for-sale                         (6,887,613)
 Sales of securities available-for-sale                              4,102,672
 Maturities of securities held-to-maturity            189,781          324,687
                                                  -----------      -----------
Net cash used in investing activities              (1,850,054)      (4,819,877)

Financing activities:
 Proceeds from sale of common stock                   287,985          146,842
 Proceeds on issuance of note payable                                2,000,000
 Payments on notes payable                            (89,883)
                                                  -----------      -----------
Net cash provided by financing activities             198,102        2,146,842

Increase (decrease) in cash and cash
 equivalents                                        3,098,016         (443,386)

Cash and cash equivalents at beginning
 of period                                         23,030,329       12,465,815
                                                  -----------      -----------
Cash and cash equivalents at end of period        $26,128,345      $12,022,429
                                                  ===========      ===========


For purposes of these statements, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


See Notes to Condensed Consolidated Financial Statements - Unaudited.

                 CONCORD EFS, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                           MARCH 31, 1995

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered
necessary for a fair presentation have been included.   Operating
results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1994.

The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Securities

Net unrealized loss on securities available-for-sale:

                                    March 31            December 31
                                      1995                 1994
                                   ----------           -----------
Decrease in securities
  available-for-sale               $1,367,519           $1,882,243

Increase in deferred tax assets       465,000              640,000

Decrease in equity                    902,519            1,242,243

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue for the first quarter ended March 31, 1995 increased 32% over the same period last year. Net income for the first three months increased 42% over the same period of the prior year. The increase in revenue was attributable to additional volume from existing customers and the addition of new customers in Bank Card Services and Trucking Services. Continuing telemarketing efforts were responsible for the new customers.

Net income as a percentage of revenue increased from 13.3% to 12.4% for the first three months, compared to the prior year. The increase was primarily due to the Bank Card Services growth coupled with slower operational cost increases.


LIQUIDITY AND CAPITAL RESOURCES

Capital additions for the quarter were $2,039,835. These additions were primarily for new computer equipment financed by working capital. With little debt, adequate available credit and strong cash generation, the Company is in sound financial condition and expects to fund continued growth from currently available resources.

                               PART II

                          OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     11 - Computation of Earnings Per Share.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the first quarter.

                             Signatures



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CONCORD EFS, INC.



Date: May 10, 1995            By:      Dan M. Palmer
                                       Dan M. Palmer
                                       Chief Executive Officer



Date: May 10, 1995            By:      Thomas R. Renfro
                                       Thomas R. Renfro
                                       Chief Financial Officer

                                                         EXHIBIT 11


                 CONCORD EFS, INC. AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER SHARE



                                              Three Months
                                                 Ended
                                                March 31
                                        --------------------------
                                           1995             1994
                                        ------------   -----------

For primary earnings per share:

 Net income                             $ 3,459,017    $ 2,435,322
                                        ===========    ===========


 Weighted average of common shares
  outstanding net of treasury shares 16,114,256 16,052,153 Weighted average common stock equivalent for stock options by
  treasury stock method                     728,210        424,944
                                        -----------    -----------
 Weighted average common and common
  equivalent shares                      16,842,466     16,477,097
                                        ===========    ===========

 Per share amount                             $0.21          $0.15
                                        ===========    ===========


For fully diluted earnings per share:

 Net income                             $ 3,459,017    $ 2,435,322
                                        ===========    ===========

 Weighted average common and common
  equivalent shares for primary
  earnings per share                     16,842,466     16,477,097
 Add shares representing additional
  shares for stock options based on
  period-end market price                    73,836            -0-
                                        -----------    -----------
 Weighted average common and common
  equivalent shares-fully diluted
  basis                                  16,916,302     16,477,097
                                        ===========    ===========

 Per share amount                             $0.20          $0.15
                                        ===========    ===========