Form 10-Q
period 1995-06-30
CONCORD EFS INC
filed 1995-08-11
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, DC  20549

                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended         Commission file number 0-13848
    June 30, 1995

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

                      _________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Shares  of  Common  Stock,  $.33 1/3  par  value, were
24,675,984 as  of June 30, 1995.

              CONCORD EFS, INC. AND SUBSIDIARIES



                            INDEX



                                                     Page No.
                                                     --------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   June 30, 1995 and December 31, 1994                   1

  Condensed Consolidated Statements of Income
   Three Months and Six Months ended June 30, 1995
   and June 30, 1994                                     2

  Condensed Consolidated Statements of Cash Flows
   Six Months ended June 30, 1995 and June 30, 1994      3

  Notes to Condensed Consolidated Financial
   Statements                                            4

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations         5


PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                6


Signatures                                               7


Exhibit 11 - Computation of Earnings Per Share

                        CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     June 30
                                                       1995          December 31
                                                    (UNAUDITED)          1994
ASSETS                                             ------------      -----------
Assets
  Cash and cash equivalents                        $ 25,059,153      $23,030,329
  Securities available-for-sale                      17,502,216       12,113,593
  Accounts receivable, net                           27,935,858       33,763,804
  Inventories                                         2,208,291        2,907,661
  Prepaid expenses and other                          5,616,316        3,810,968
                                                   ------------      -----------
     Total Current Assets                            78,321,834       75,626,355

Securities held-to-maturity                           3,788,807        4,196,454

Property and equipment                               53,673,580       49,789,902
  Less accumulated depreciation and amortization     33,630,281       30,150,571
                                                   ------------      -----------
                                                     20,043,299       19,639,331
                                                   ------------      -----------
                                                   $102,153,940      $99,462,140
                                                   ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $ 21,232,597      $30,508,847
  Accrued liabilities                                 3,142,451        3,228,829
  Current maturities of long-term debt                  379,999          368,198
                                                   ------------      -----------
     Total Current Liabilities                       24,755,047       34,105,874

Long term debt, less current maturities               1,177,508        1,370,504

Deferred income taxes                                 1,708,000        1,244,000

Minority interest in subsidiary                         762,877          806,891

Stockholders' Equity:
  Common Stock-par value $.33 1/3 per share;
   authorized 25,000,000 shares, issued 24,675,984
   shares at June 30, 1995 and 16,105,434 shares
   at December 31, 1994                               8,225,328        5,368,478
  Other stockholders' equity                         65,525,180       56,566,393
                                                   ------------      -----------
                                                     73,750,508       61,934,871
                                                   ------------      -----------
                                                   $102,153,940      $99,462,140
                                                   ============      ===========


See Notes to Condensed Consolidated Financial Statements - Unaudited.

                            CONCORD EFS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)

                                Three Months Ended        Six Months Ended
                             ------------------------  ------------------------
                                 1995         1994         1995         1994
                             -----------  -----------  -----------  -----------
Revenues                     $29,897,035  $22,126,018  $55,824,999  $41,764,558

Cost of operations            21,334,718   15,972,355   40,014,482   30,393,290
Selling, general and
 administrative expenses       2,743,166    2,172,376    5,071,605    3,948,393
                             -----------  -----------  -----------  -----------
Operating income               5,819,151    3,981,287   10,738,912    7,422,875

Other income (expense):
 Interest income                 509,474      410,465    1,001,321      714,933
 Interest expense                (25,949)     (30,931)     (53,296)     (41,479)
                             -----------  -----------  -----------  -----------
Income before income taxes
 and minority interest         6,302,676    4,360,821   11,686,967    8,096,329

  Income taxes                 2,250,000    1,540,000    4,191,000    2,863,000
                             -----------  -----------  -----------  -----------
Income before minority
 interest                      4,052,676    2,820,821    7,495,967    5,233,329

  Minority interest               28,258       11,760       44,014       34,574
                             -----------  -----------  -----------  -----------
Net income                   $ 4,080,934  $ 2,832,581  $ 7,539,951  $ 5,267,903
                             ===========  ===========  ===========  ===========
Per share data:
  Weighted average common
  and common equivalent
  shares outstanding          25,547,765   24,707,268   25,405,796   24,711,456
                              ==========   ==========   ==========   ==========

  Earnings per share               $0.16        $0.11        $0.30        $0.21
                                   =====        =====        =====        =====


See Notes to Condensed Consolidated Financial Statements - Unaudited

                          CONCORD EFS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                          Six Months
                                                             Ended
                                                            June 30
                                                  ----------------------------
                                                      1995             1994
                                                  -----------      -----------

Net cash provided by operating activities         $ 8,043,436      $ 9,050,660
                                                  -----------      -----------
Investing activities:
 Acquisition of property and equipment             (3,883,678)      (5,063,180)
 Purchases of securities available-for-sale        (4,366,734)      (6,887,613)
 Sales of securities available-for-sale               247,500        4,102,672
 Maturities of securities held-to-maturity            404,490          570,216
                                                  -----------      -----------
Net cash used in investing activities              (7,598,422)      (7,277,905)
                                                  -----------      -----------
Financing activities:
 Proceeds from sale of common stock                 1,765,005          150,042
 Proceeds on issuance of note payable                                2,000,000
 Payments on notes payable                           (181,195)         (85,729)
                                                  -----------      -----------
Net cash provided by financing activities           1,583,810        2,064,313
                                                  -----------      -----------
Increase in cash and cash equivalents               2,028,824        3,837,068

Cash and cash equivalents at beginning
 of period                                         23,030,329       12,465,815
                                                  -----------      -----------
Cash and cash equivalents at end of period        $25,059,153      $16,302,883
                                                  ===========      ===========


For purposes of these statements, the Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents.


See Notes to Condensed Consolidated Financial Statements - Unaudited.

                 CONCORD EFS, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                           JUNE 30, 1995

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered
necessary for a fair presentation have been included.   Operating
results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1994.

The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Securities

Net unrealized loss on securities available-for-sale:

                                    June 30     December 31
                                      1995         1994
                                   ---------    -----------
Decrease in securities
 available-for-sale                 $616,011     $1,882,243

Increase in deferred tax assets      209,000        640,000

Decrease in equity                   407,011      1,242,243


Stockholders' Matters and Earnings Per Share

The Board of Directors approved three for two stock splits on August 18, 1994 and April 27, 1995. Prior periods earnings per share and related per share data have been restated to reflect the stock splits.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Revenue and net income for the second quarter ended June 30 1995 increased 35% and 44% respectively, compared to the same period last year. Revenue and net income for the first six months ended
June 30, 1995 increased 34% and 43% respectively, compared to the same period of the prior year. The increase in revenue was attributable to additional volume from existing customers and the addition of new customers in Bank Card Services and Trucking Services. Continuing telemarketing efforts were responsible for the new customers.

Net income as a percentage of revenue increased from 12.8% to 13.7% for the second quarter, compared to the prior year. The increase was primarily due to the Bank Card Services growth coupled with slower operational cost increases.


LIQUIDITY AND CAPITAL RESOURCES

Capital additions for the quarter were $1,843,843. These additions were primarily for new computer equipment financed by working capital. With little debt, adequate available credit and strong cash generation, the Company is in sound financial condition and expects to fund continued growth from currently available resources.

                               PART II

                          OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     11 - Computation of Earnings Per Share.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the second quarter.

                             Signatures



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CONCORD EFS, INC.



Date: August 11, 1995          By:/s/Dan M. Palmer
                                  -----------------------
                                  Dan M. Palmer
                                  Chief Executive Officer



Date: August 11, 1995          By:/s/Thomas R. Renfro
                                  -----------------------
                                  Thomas R. Renfro
                                  Chief Financial Officer

                         CONCORD EFS, INC. AND SUBSIDIARIES           EXHIBIT 11
                         COMPUTATION OF EARNINGS PER SHARE


                                      Three Months             Six Months
                                     Ended June 30           Ended June 30
                                 ----------------------  ----------------------
                                    1995       1994         1995        1994
                                 ----------  ----------  ----------  ----------
Primary earnings per share:

 Net income                      $4,080,934  $2,832,581  $7,539,951  $5,267,903
                                 ==========  ==========  ==========  ==========

 Weighted average of common
  shares outstanding             24,603,466  24,149,972  24,387,425  24,114,100

 Weighted average common stock
  equivalent for stock options
  by treasury stock method          944,299     557,296   1,018,371     597,356
                                 ----------  ----------  ----------  ----------
 Weighted average common and
  common equivalent shares       25,547,765  24,707,268  25,405,796  24,711,456
                                 ==========  ==========  ==========  ==========

 Per share amount                     $0.16       $0.11       $0.30       $0.21
                                 ==========  ==========  ==========  ==========

Fully diluted earnings per share:

 Net income                      $4,080,934  $2,832,581  $7,539,951  $5,267,903
                                 ==========  ==========  ==========  ==========

 Weighted average common and
  common equivalent shares for
  common earnings per shares     25,547,765  24,707,268  25,405,796  24,711,456

 Add shares representing
  additional shares for stock
  options based on period-end
  market price                      261,951      26,417     186,668       9,719
                                 ----------  ----------  ----------  ----------
 Weighted average common and
  common equivalent shares-fully
  diluted basis                  25,809,716  24,733,685  25,592,464  24,721,175
                                 ==========  ==========  ==========  ==========

 Per share amount                     $0.16       $0.11       $0.29       $0.21
                                 ==========  ==========  ==========  ==========