Form 10-Q
period 1995-09-30
CONCORD EFS INC
filed 1995-11-15
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, DC  20549

                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended         Commission file number 0-13848
 September 30, 1995

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

                      _________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Shares  of  Common  Stock,  $.33 1/3  par  value, were
24,807,030 as  of September 30, 1995.



















              CONCORD EFS, INC. AND SUBSIDIARIES



                            INDEX



                                                    Page No.
                                                   ---------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   September 30, 1995 and December 31, 1994              1

  Condensed Consolidated Statements of Income
   Three Months and Nine Months ended September 30,
   1995 and September 30, 1994                           2

  Condensed Consolidated Statements of Cash Flows
   Nine Months ended September 30, 1995 and
   September 30, 1994                                    3

  Notes to Condensed Consolidated Financial
   Statements                                            4

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations         5


PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                6


Signatures                                               7


Exhibit 11 - Computation of Earnings Per Share



























                        CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                                                   September 30      December 31
                                                       1995             1994
ASSETS                                             ------------      -----------
Current Assets
  Cash and cash equivalents                        $ 29,369,257      $23,030,329
  Securities available-for-sale                      22,835,874       12,113,593
  Accounts receivable, net                           43,381,856       33,763,804
  Inventories                                         2,631,909        2,907,661
  Prepaid expenses and other assets                   3,230,489        3,810,968
                                                   ------------      -----------
     Total Current Assets                           101,449,385       75,626,355

Securities held-to-maturity                           2,730,049        4,196,454

Property and equipment                               56,466,373       49,789,902
  Less accumulated depreciation and amortization     35,658,914       30,150,571
                                                   ------------      -----------
                                                     20,807,459       19,639,331
                                                   ------------      -----------
                                                   $124,986,893      $99,462,140
                                                   ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $ 37,865,607      $30,508,847
  Accrued liabilities                                 2,140,552        3,228,829
  Current maturities of long-term debt                  386,040          368,198
                                                   ------------      -----------
     Total Current Liabilities                       40,392,199       34,105,874

Long term debt, less current maturities               1,078,703        1,370,504

Deferred income taxes                                 1,783,000        1,244,000

Minority interest in subsidiary                         736,410          806,891

Stockholders' Equity:
  Common Stock-par value $.33 1/3 per share;
   authorized 40,000,000 shares, issued and
   outstanding 24,807,030 shares at September
   30, 1995 and 16,105,434 shares at
   December 31, 1994                                  8,269,010        5,368,478
  Other stockholders' equity                         72,727,571       56,566,393
                                                   ------------      -----------
                                                     80,996,581       61,934,871
                                                   ------------      -----------
                                                   $124,986,893      $99,462,140
                                                   ============      ===========




See Notes to Condensed Consolidated Financial Statements - Unaudited.

                                       -1-









                        CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                 Three Months Ended        Nine Months Ended
                                       June 30                September 30
                                  1995        1994          1995        1994
                              -----------  -----------  -----------  -----------
Revenues                      $33,945,296  $25,194,646  $89,770,315  $66,959,204

Cost of operations             24,234,616   18,406,140   64,248,613   48,799,258
Selling, general and
  administrative expenses       2,754,537    2,162,279    7,826,647    6,110,844
                              -----------  -----------  -----------  -----------
Operating income                6,956,143    4,626,227   17,695,055   12,049,102

Other income (expense):
  Interest income                 558,479      460,702    1,559,799    1,175,635
Interest expense                 (25,500)     (29,797)     (78,796)     (71,276)
                              -----------  -----------  -----------  -----------
Income before income taxes
 and minority interest          7,489,122    5,057,132   19,176,058   13,153,461

  Income taxes                  2,675,000    1,785,000    6,866,000    4,648,000
                              -----------  -----------  -----------  -----------
Income before minority
 interest                       4,814,122    3,272,132   12,310,058    8,505,461

Minority interest                  26,467       16,412       70,482       50,986
                              -----------  -----------  -----------  -----------
Net income                    $ 4,840,589  $ 3,288,544  $12,380,540  $ 8,556,447
                              ===========  ===========  ===========  ===========
Per share data:
  Weighted average common and
  common equivalent shares
  outstanding                  25,905,202   24,800,235   25,572,265   24,742,002
                               ==========   ==========   ==========   ==========
  Earnings per share                $0.19        $0.13        $0.48        $0.35
                               ==========   ==========   ==========   ==========



See Notes to Condensed Consolidated Financial Statements - Unaudited


                                       -2-

















                        CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                         Nine Months
                                                             Ended
                                                         September 30
                                                  ----------------------------
                                                      1995             1994
                                                  -----------      -----------

Net cash provided by operating activities         $18,874,896      $16,005,529
                                                  ===========      ===========
Investing activities:
 Acquisition of property and equipment             (6,676,471)      (7,805,460)
 Purchases of securities available-for-sale        (9,346,733)      (6,887,613)
 Sales of securities available-for-sale               247,500        4,102,672
 Maturities of securities held-to-maturity            777,993          797,327
                                                  -----------      -----------
Net cash used in investing activities             (14,997,711)      (9,793,074)
                                                  -----------      -----------
 Financing activities:
 Proceeds from sale of common stock                 2,735,702          172,102
 Proceeds on issuance of note payable                                2,000,000
 Payments on notes payable                           (273,959)        (172,821)
                                                  -----------      -----------
Net cash provided by financing activities           2,461,743        1,999,281
                                                  -----------      -----------
Increase in cash and cash equivalents               6,338,928        8,211,736

Cash and cash equivalents at beginning
 of period                                         23,030,329       12,465,815
                                                  -----------      -----------
Cash and cash equivalents at end of period        $29,369,257      $20,677,551
                                                  ===========      ===========


For purposes of these statements, the Company considers all highly liquid investments with a maturity of nine months or less when purchased to be cash equivalents.


See Notes to Condensed Consolidated Financial Statements - Unaudited.








                                    3



















                 CONCORD EFS, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                        SEPTEMBER 30, 1995

Basis of Presentation

The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered
necessary for a fair presentation have been included.   Operating
results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1994.

The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Securities

Net unrealized loss on securities available-for-sale:

                                  September 30          December 31
                                      1995                 1994
                                  ------------          -----------
Decrease in securities
 available for sale                   $947,607           $1,882,243

Increase in deferred tax assets        322,000              640,000

Decrease in equity                     625,607            1,242,243



Stockholders' Matters and Earnings Per Share

The Board of Directors approved three for two stock splits on August 18, 1994 and April 27, 1995. Prior periods earnings per share and related per share data have been restated to reflect the stock splits.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Revenue and net income for the third quarter ended September 30, 1995 increased 35% and 47% respectively, compared to the same period last year. Revenue and net income for the nine months ended September 30, 1995 increased 34% and 45% respectively, compared to the same period of the prior year. The increase in revenue was attributable to additional volume from existing customers and the addition of new customers in Bank Card Services and Trucking Services. Continuing telemarketing efforts were responsible for the new customers.

Net income as a percentage of revenue increased from 13.1% to 14.3% for the third quarter, compared to the prior year. The increase was primarily due to the Bank Card Services growth coupled with slower operational cost increases.


LIQUIDITY AND CAPITAL RESOURCES

Capital additions for the nine months were $6,676,471. These additions were primarily for new computer equipment financed by working capital. With little debt, adequate available credit and strong cash generation, the Company is in sound financial condition and expects to fund continued growth from currently available resources.

                               PART II

                          OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     11 - Computation of Earnings Per Share.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the third quarter.

                             Signatures



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CONCORD EFS, INC.



Date: November 14, 1995        By:/s/ Dan M. Palmer
                                  -----------------
                                      Dan M. Palmer
                                      Chief Executive Officer



Date: November 14, 1995        By:/s/ Thomas J. Dowling
                                  ---------------------
                                      Thomas J. Dowling
                                      Vice President & Controller

                                                                    EXHIBIT 11

                        CONCORD EFS, INC. AND SUBSIDIARIES
                         COMPUTING OF EARNINGS PER SHARE

                                       Three Months            Nine Months
                                           Ended                  Ended
                                        September 30          September 30
                                  ----------------------- --------------------
                                    1995         1994        1995        1994
                                  ----------- ----------- ---------- -----------
For primary earnings per share:

 Net income                       $4,840,589  $3,288,544 $12,380,540  $8,556,447
                                 ===========  ========== =========== ==========

 Weighted average of common shares
  outstanding                     24,739,276  24,154,106  24,504,708  24,136,569

 Weighted average common stock
  equivalent for stock options by
  treasury stock method            1,165,926     646,129   1,067,557     605,433
                                  ----------  ----------  ----------  ----------
 Weighted average common and common
  equivalent shares               25,905,202  24,800,235  25,572,265  24,742,002
                                 ===========  ==========  ==========  ==========

 Per share amount                      $0.19       $0.13       $0.48       $0.35
                                 ===========  ==========  ==========  ==========


For fully diluted earnings per share:

 Net income                       $4,840,589  $3,288,544 $12,380,540  $8,556,447
                                  ==========  ========== ===========  ==========

 Weighted average common and common
  equivalent shares for primary
  earnings per share              25,905,202  24,800,235  25,572,265  24,742,002

Add shares representing additional
  shares for stock options based on
  period-end market price             82,797     102,747     152,044     154,697
                                  ----------  ----------  ----------  ----------
 Weighted average common and common
  equivalent shares-fully diluted
  basis                           25,987,999  24,902,982  25,724,309  24,896,699
                                  ==========  ==========  ==========  ==========

 Per share amount                      $0.19       $0.13       $0.48       $0.34
                                  ==========  ==========  ==========  ==========