Form 10-K
period 1995-12-31
CONCORD EFS INC
filed 1996-03-29
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC  20549

                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1995
                     Commission file number 2-89213


                           CONCORD EFS, INC.
        (Exact name of registrant as specified in its charter)

           Delaware                                   04-2462252
-------------------------------                 ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification Number)

           2525 Horizon Lake Drive, Suite 120, Memphis, Tennessee 38133
     (Address of principal executive offices)          (Zip code)

 Registrant's Telephone Number, Including Area Code: (901) 371-8000


 Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $33.1/3 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

Disclosure of delinquent filings pursuant to Item 405 of Regulation S-K will be contained in the registrant's proxy statement for its 1995 annual meeting of shareholders, which statement is incorporated by
reference in Part III of this Form 10-K.  Yes      No   X

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1996 was $1,057,284,620.

The number of shares of the registrant's Common Stock outstanding as of March 1, 1996, was 37,760,156.

                        DOCUMENTS INCORPORATED BY REFERENCE

PART II
Portions of this Registrant's 1995 Annual Report to Shareholders are incorporated by reference into Items 5, 6, 7 and 8.

PART III
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 1996 are incorporated by reference into Items 10, 11, 12 and 13.

                                 CONCORD EFS, INC.
                              FORM 10-K ANNUAL REPORT
                                 TABLE OF CONTENTS

Item No.
--------                              PART I
                                                       Page
1.   Business                                          ----

          Description of Business                        2
          Data Processing and Field Service Support      2
          Marketing and Customers                        3
          Competition                                    3
          Supervision and Regulation                     3
          Employees                                      4

2.   Properties                                          5


3.   Legal Proceedings                                   5

4.   Submission of Matters to a Vote of Security Holders 5

                                      PART II

5.   Market for Registrant's Common Stock
       and Related Stockholder Matters                   5

6.   Selected Financial Data                             5

7.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations     5

8.   Financial Statements and Supplementary Data         6

9.   Changes In and Disagreements with Accountants
       on Accounting and Financial Disclosures           7

                                     PART III

10.  Directors and Executive Officers of the Registrant  7

11.  Executive Compensation                              7

12.  Security Ownership of Certain Beneficial Owners
       and Management                                    7

13.  Certain Relationships and Related Transactions      7

                                      PART IV

14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                       7

Index to Exhibits                                        7

Signatures                                               9

                                 PART I
Item 1.  Business
Concord EFS, Inc. and its subsidiaries (the Company) provide electronic transaction processing, authorization and settlement services and ATM processing and ATM driving services to retailers, grocery stores, financial institutions and trucking companies nationwide. The related electronic terminal equipment used in transaction processing is sold and/or maintained by the Company .

On February 20, 1992, Concord Computing Corporation changed its name to Concord EFS,Inc.(the Parent) and became a holding company.Subsequently, Concord Computing Corporation (Concord) incorporated as a Delaware corporation and acquired the operational assets and liabilities of the Parent. Concord is a wholly owned subsidiary of the Parent. The Parent was originally incorporated as a Massachusetts company on January 23, 1970 and has operated continuously since that time. During 1990, the Parent reincorporated in Delaware. The Parent became a one-bank holding company on December 1, 1992, in connection with the formation of EFS National Bank (EFSNB) described below.

The Parent acquired a 100% interest in EFS, Inc. (EFS), a Delaware corporation, on March 15, 1985. EFS National Bank (formerly EFS, Inc.) (EFSNB), sells credit, debit, and electronic benefits transfer (EBT) card authorization, data capture and settlement services to retailers and grocery stores. It also sells cash card and cash forwarding services to trucking companies through agreements with a network of truck stops. On December 1, 1992, EFSNB was formed. Simultaneous to its formation, the Bank issued 1,000,000 outstanding shares of common stock to the Parent in exchange for all of the outstanding shares of common stock of EFS, Inc., a wholly owned subsidiary of the Parent. EFS, Inc. was subsequently dissolved.

EFSNB's formation occurred so the Company could provide a full spectrum of electronic transaction processing and settlement services to its customers. Previously, EFS had to contract settlement services and sponsorship into bankcard associations with unrelated financial institutions. As a bank, EFSNB can provide its existing services in a more efficient and cost effective manner as well as new services such as debit card processing to retailers, convenience stores and supermarkets and banking services to trucking companies and truck drivers.

The services of EFSNB do not consist of material amounts of traditional banking activities (i.e., consumer and commercial loans, demand and time deposits, real estate, etc.). Therefore, the Company did not change to the reporting format and related disclosures normally required for bank holding companies.

Concord Computing Corporation's (Concord) primary activity is check authorization and POS terminal driving, servicing and maintenance for grocery store chains. It also owns and operates cash dispensing machines (ATMs) at truck stops and grocery stores nationwide. Additionally, Concord provides certain processing services for its affiliated companies.

The Parent acquired a majority interest in Network EFT, Inc.(NEFTI ), a Delaware corporation located in Chicago, Illinois, on June 14, 1981. NEFTI sells electronic funds transfer services to financial institutions in grocery stores. Depositors of financial institutions may make deposits and withdrawals and perform electronic banking transactions at these terminals. The Parent sold a 37% interest in NEFTI to a customer in April of 1983. The Parent currently retains a 57% interest in NEFTI.

The Parent incorporated a wholly-owned Tennessee subsidiary, Concord Equipment Sales, Inc. (formerly VMT, Inc.) on September 5, 1991. Concord Equipment Sales, Inc. purchases from manufacturers point-of-sale (POS) terminal products and communications equipment for use by the Company's customers in connection with the Company's transaction processing services.

Concord Computing Corporation incorporated a wholly-owned Delaware subsidiary, Concord Retail Services, Inc. (CRS). CRS provides POS terminal driving, servicing and maintenance to the Company's customers in the northeast United States.

Description of Business
The Company operates exclusively in the payment services industry. The primary components of the services are:

     Bank Card Services consist of credit, debit, and EBT card authorization, data capture and settlement services provided to retail and grocery store merchants.

     Trucking Services consist of cash card, cash forwarding services, ATM operations and banking services for trucking companies and truck drivers.

     Check Services consist of check authorization services sold to retail and grocery store merchants.

In addition, the Company provides Electronic Funds Transfer (EFT) services and sells electronic terminal equipment to customers who are users of the services.

All of these services are sold directly to the end-user on a nationwide basis.

The following table is a listing of revenues by service type for the three years ended December 31:
                                 1995       1994     1993
                               --------   -------  -------
                                       (in thousands)
     Bank Card Services        $ 92,223   $66,959  $47,482
     Trucking Services           16,687    12,853   12,022
     Check Services              12,168     9,954    9,279
     EFT and Terminal Services    6,684     6,447    6,660
                               --------   -------  -------
                               $127,762   $96,213  $75,443
                               ========   =======  =======

As transaction service revenues are similar in nature, total operating expenses are not directly attributable to any individual revenue type.

Data Processing and Field Service Support
The Company maintains a data processing facility in Elk Grove,Illinois, primarily for the Company's Check Services and EFT Services, and a data processing facility in Memphis, Tennessee for Trucking Services and Bank Card Services. These facilities utilize fully redundant computers which provide the high levels of availability and the transaction speed necessary for processing large numbers of financial transactions. Backup power is available to provide service in the event of power
failure at a computer center.   The Company maintains dedicated
telephone networks, packet switching networks and In-Watts networks connecting data processing centers to retail stores where transaction and electronic funds transfer terminals are located.

The Company also provides field support and repair services for POS terminal installations. The Company maintains field support and repair facilities in Elk Grove, Illinois, Aurora, Colorado and West Chester, Pennsylvania.

Marketing and Customers
The Company markets its services and products on a nationwide basis directly to retail merchant companies, electronic funds transfer networks, financial institutions and trucking companies through sales offices located in suburbs of Chicago and Memphis. The Company's executive officers participate in the Company's marketing efforts.

The Company's principal services are designed and programed by the Company, and, in general, utilize commonly available system hardware and components and are not dependent upon scarce materials, patents or trademarks for continued viability.

Competition
The Company competes with a large number of suppliers of services and products, many of which are large companies with substantially greater financial and marketing resources than those of the Company. The Company's competition includes other providers of data processing and switching services including several banks and/or bank holding companies, electronic funds transfer networks and equipment vendors. The markets for the services and products which are offered by the Company are highly fragmented, and no supplier has a dominant share of the market for Check Services, EFT Services, Terminal Products or Bank Card Services. One supplier, ComData Network, a wholly-owned sub-sidiary of Ceridian Corporation, has a dominant share of the Trucking Services market. Another competitor, First Data Corporation, has a large share of the Bank Card Services market.

The Company competes in its markets in terms of price, quality, speed and flexibility in customizing systems to meet the particular needs of customers. The Company believes that it is one of the few integrated suppliers of both services and hardware for use in transaction services at retail locations.

Supervision and Regulation
Concord EFS, Inc. and its subsidiaries are subject to a number of federal and state laws. As a bank holding company, the Parent is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act") which is administered by the Federal Reserve Board (the "Board"). Under the Act, the Company is generally prohibited from directly engaging in any activities other than banking, managing or controlling banks, and bank-related activities. Also, the Act prohibits a bank holding company, with certain exceptions, from acquiring, directly or indirectly, ownership or control of 5% or more of the voting shares of any company which is not a bank or bank holding company. The primary exception to this prohibition involves activities
which the Board determines are closely related to banking.   A bank is
also generally prohibited from engaging in certain tie-in arrangements with its bank holding company or affiliates with respect to the lease or sale of property, furnishing of services, or the extension of
credit.   The Act contains certain restrictions concerning future
mergers with other bank holding companies and banks. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains certain merger restrictions with Savings and Loan Associations.

Under the Act, a bank holding company is required to file with the Board an annual report and such additional information which the Board may require. The Board may examine the Company's and each of its subsidiaries' records, including a review of capital adequacy in
relation to guidelines issued by the Board.   If the level of capital
is deemed to be inadequate, the board may restrict the future expansion and operations of the Company. The Board possesses cease and desist powers over a bank holding company if its actions or actions of any of its subsidiaries represent unsafe or unsound practices or violations of law.

Federal law also regulates transactions among the Company and its affiliates, including the amount of a banking affiliate's loan to, or investments in non-bank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state laws regulate the operations of the Company's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and the interest that may be charged thereon, restricting investments and other activities. The Company's bank affiliates are also limited in the amount of dividends that they may declare. Prior regulatory approval must be obtained before declaring any dividends if the amount of capital, surplus and retained earnings is below certain statutory limits.

As a national bank, EFSNB operates under the rules and regulations of the Comptroller of the Currency and is also a member of the Federal Reserve System, subject to provisions of the Federal Reserve Act. The FDIC insures the domestic deposits of all the Banks. Periodic audits and regularly scheduled reports of financial information are required
by all regulatory agencies.   Federal laws also regulate certain
transactions among EFSNB and its affiliates, including Concord EFS,Inc.

The Company's EFT Services sold to financial institutions are regulated
by certain State and Federal banking laws.   Material changes in
federal or state regulation could increase the cost to the Company of providing EFT Services, change the competitive environment or otherwise adversely affect the Company. The Company is not aware of any such change which is pending.

Employees
As of December 31, 1995, the Company employed 474 full and part-time personnel, including 51 data processing and technical employees, 257 in operations, and 166 in sales and administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in a large part on its ability to attract and
retain such employees.   The Company does not have employment contracts
with any of its personnel. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company considers its employee relations to be excellent.

Item 2.  PROPERTIES
The following table sets forth certain information concerning the principal facilities of the Company, all of which are leased:
              APPROXIMATE
               AREA IN                                LEASE
LOCATION      SQUARE FEET      PRIMARY USES         EXPIRATION   .
Memphis, TN    34,125       Corporate Offices      July 31, 1997
                            & EFSNB Operations

Elk Grove, IL  18,300       Data Processing,        May 31, 1996
                            Field Service,
                            NEFTI and Concord
                            Operations

Aurora, Co     2,800        Field Service           month to month

West Chester,
Pennsylvania   1,300        Field Service           month to month
The Company believes all facilities are adequate.

Item 3.  LEGAL PROCEEDINGS
The Company is a party to various routine lawsuits arising out of the conduct of its business, none of which are expected to have a material adverse effect upon the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of stockholders in the fourth quarter of fiscal 1995.
                                      PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
This information is included under the caption "Market Value For the Registrant's Common Stock and Related Stockholders Matters" on page 5 of the Company's Annual Report (the "Annual Report"), and is herein incorporated by reference.

Item 6.   SELECTED FINANCIAL DATA
This information is included under the caption "Selected Consolidated Financial Data" on page 1 of the Annual Report and is herein incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information is included under the captions "Management's Discus-sion and Analysis of Financial Condition and Results of Operations" on pages 3, 4 and 5 of the Annual Report and is herein incorporated by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The report of independent auditors and consolidated financial state-ments set forth below are included on pages 6 - 16 of the Annual
Report, and are incorporated herein by reference.

    Report of Independent Auditors.

    Consolidated Balance Sheets as of December 31, 1995 and 1994.

    Consolidated Statements of Income for the years ended
     December 31, 1995, 1994 and 1993.

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994, and 1993.

    Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1994, and 1993.

    Notes to Consolidated Financial Statements as of December 31, 1995.

Quarterly results of operations for the years ended December 31, 1995 and 1994 on page 5 of the Annual Report are incorporated herein by reference.

Schedule II, Valuation and Qualifying Accounts, is listed below. All schedules for which provision is made in the applicable accounting regulations of the Securities & Exchange Commission are not required under the related instructions and, therefore, have been omitted.

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT

                           CONCORD EFS, INC.

                         Balance  Charged to             Balance
                        Beginning  Costs and     *        End
                        of Period  Expenses  Deductions of Period
                        --------- ---------- ---------- ---------
Year ended
 December 31, 1995
 Allowance for
 uncollectible accounts  $750,206   $500,000   $490,771  $759,435
                         ========   ========   ========  ========

Year ended
 December 31, 1994
 Allowance for
 uncollectible accounts  $605,247   $480,000   $355,041  $750,206
                         ========   ========   ========  ========

Year ended
 December 31, 1993
 Allowance for
 uncollectible accounts  $891,210   $525,000   $810,963  $605,247
                         ========   ========   ========  ========

* Uncollectible accounts written off, net of recoveries.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
                                     PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See Item 13 below.

Item 11.  EXECUTIVE COMPENSATION
See Item 13 below.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT See Item 13 below.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to Items 10, 11, 12, and 13 is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 1996 under the captions "Election of Directors", "Executive Compensation", "Stock Options", Beneficial Ownership of Common Stock", and "Certain Transactions" and is herein incorporated by reference.
                                PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
FORM 8-K
(a)  (1) and (2) --  The response to this portion of Item 14 is submitted as a separate section of this report.

     (3)  Listing of Exhibits
   Exhibit
   Numbers
    2 Agreement and Plan of Merger dated January 12, 1990 by and between Concord Computing Corporation, a Massachusetts corporation , and Concord Computing Corporation, a Delaware corporation *

    3(A) Certificate of Incorporation of Concord Computing Corporation, a Delaware corporation *

    3(B) Bylaws of Concord Computing Corporation, a Delaware corporation *

    3(C) Certificate of Merger of Concord Computing Corporation, a
         Massachusetts corporation, with and into Concord Computing Corporation, a Delaware corporation, filed with the Secretary of State of Delaware March 22, 1990 *

    3(D) Articles of Merger of Concord Computing Corporation, a
         Massachusetts corporation, with and into Concord Computing Corporation, a Delaware corporation, filed with the Secretary of State of Massachusetts March 22, 1990 *

    10 1993 Incentive Stock Option Plan (incorporated by reference from exhibit to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on May 12, 1993.)

    11   Statement Re:  Computation of Per-share Earnings.

    22   List of Subsidiaries
                                  Jurisdiction of
         Company                     Organization      Ownership
         Concord Computing Corp.   Delaware               100%
         EFS National Bank      National Bank Charter     100%
         Network EFT, Inc.         Delaware                57%
         Concord Equipment Sales   Tennessee              100%

    23   Consent of Independent Auditors

         * Incorporated by reference from exhibits to the Registrant's Amendment No. 1 to Form 10-Q for quarter ended March 31, 1990.

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended December 31, 1995.

(c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.
(d) Financial Statement Schedules --  The response to this portion of
                                      Item 14 is submitted as a
                                      separate section of this report.
*************************************************************************
For the purposes of complying with the amendments to the rules governing the Form S-8 (effective July 13, 1990) under the Securities
Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No's. 33-60871.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Concord EFS, Inc.

                        By:/s/ Dan M. Palmer
                           Dan M. Palmer
                           Chief Executive Officer
Date:  March 29, 1996

                           /s/ Thomas J. Dowling
                           Thomas J. Dowling
                           Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                   Date
----------------------------------------------------------------------
/s/ Dan M. Palmer        Chairman of the Board and CEO  March 29, 1996
Dan M. Palmer            of the Company and EFS National
                         Bank

/s/ Edward A. Labry      President of the Company and   March 29, 1996
Edward A. Labry III      EFS National Bank


/s/ Richard M. Harter    Director and Secretary of      March 29, 1996
Richard M. Harter        the Company

/s/ David C. Anderson    Director of the Company         March 29, 1996
David C. Anderson


/s/J. Richard Buchignani Director of the Company and     March 29, 1996
J. Richard Buchignani    EFS National Bank


/s/  Joyce Kelso         Director of the Company and     March 29, 1996
Joyce Kelso              EFS National Bank


/s/  Jerry D. Mooney    Director of the Company          March 29, 1996
Jerry D. Mooney


/s/Paul L. Whittington  Director of the Company          March 29, 1996
Paul L. Whittington