Form 10-K/A
period 1995-12-31
CONCORD EFS INC
filed 1996-04-22
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC  20549

                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1995
                     Commission file number 2-89213


                           CONCORD EFS, INC.
        (Exact name of registrant as specified in its charter)

           Delaware                                   04-2462252
- -------------------------------                 ----------------------
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
- --------                              PART I
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

    13   Annual Report

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

    27   Financial Data Schedule

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

Signature                          Title                   Date
- ----------------------------------------------------------------------
/s/ Dan M. Palmer        Chairman of the Board and CEO  March 29, 1996
Dan M. Palmer            of the Company and EFS National
                         Bank

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