Form 10-Q
period 1996-03-31
CONCORD EFS INC
filed 1996-05-15
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, DC  20549

                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended         Commission file number 0-13848
    March 31, 1996

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

                      _________________


Indicate by check mark whether the registrant (1) has filed all eports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $33.1/3 par value, as of March 31, 1996 was 37,694,064.

               CONCORD EFS, INC. AND SUBSIDIARIES



                            INDEX



                                                    Page No.
                                                   ---------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   March 31, 1996 and December 31, 1995                1

  Condensed Consolidated Statements of Income
   Three Months ended March 31, 1996 and
   March 31, 1995                                      2

  Condensed Consolidated Statements of Cash Flows
   Three Months ended March 31, 1996 and
   March 31, 1995                                      3

  Notes to Condensed Consolidated Financial
   Statements                                          4

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations       5


PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K              6


Signatures                                             7


Exhibit 11 - Computation of Earnings Per Share

                  CONCORD EFS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
                                       March 31      December 31
                                         1996           1995
                                     ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents          $ 36,280,858   $ 36,572,976
  Securities available-for-sale        27,560,819     23,439,135
  Accounts receivable, net             71,013,994     63,690,114
  Inventories                           4,491,674      4,765,304
  Prepaid expenses and other            4,223,267      3,634,801
                                     ------------   ------------
                TOTAL CURRENT ASSETS $143,570,612   $132,102,330

SECURITIES HELD-TO-MATURITY             4,793,143      4,865,865

PROPERTY AND EQUIPMENT
  Less accumulated depreciation        63,744,647     57,749,905
  and amortization                     39,797,954     37,831,369
                                     ------------   ------------
                                       23,946,693     19,918,536
                                     ------------   ------------
                        TOTAL ASSETS $172,310,448   $156,886,731
                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and other
   liabilities                       $ 68,966,784   $ 60,966,543
  Accrued liabilities                   2,742,127      2,530,310
  Current maturities of
   long-term debt                         398,412        392,177
                                     ------------   ------------
           TOTAL CURRENT LIABILITIES $ 72,107,323   $ 63,889,030

LONG TERM DEBT, LESS
 CURRENT MATURITIES                       876,355        978,327

DEFERRED INCOME TAXES                   1,821,000      1,743,000

MINORITY INTEREST IN SUBSIDIARY           689,241        731,579

STOCKHOLDERS' EQUITY:
  Common Stock-par value $.33 1/3
   per share; authorized 40,000,000
   shares, issued 37,694,064 shares
   at March 31, 1996 and 24,940,938
   shares at December 31, 1995         12,564,688      8,313,646
  Other stockholders' equity           84,251,841     81,231,149
                                     ------------   ------------
          TOTAL STOCKHOLDERS' EQUITY   96,816,529     89,544,795
                                     ------------   ------------
               TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY $172,310,448   $156,886,731
                                     ============   ============
See Notes to Condensed Consolidated Financial Statements - Unaudited.

                  CONCORD EFS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED)

                                 Three Months Ended
                                      March 31
                            ---------------------------
                                1996            1995
                            -----------     -----------

Revenues                    $33,894,762     $25,927,964

Cost of operations           24,534,165      18,679,795

Selling, general and
  administrative expenses     2,733,957       2,328,408
                            -----------     -----------
          OPERATING INCOME    6,626,640       4,919,761

Other income (expense):
  Interest income               657,870         491,847
  Interest expense              (27,220)        (27,347)
                             -----------    -----------

INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST    7,257,290       5,384,261

Income taxes                  2,640,000       1,941,000
                            -----------     -----------
    INCOME BEFORE MINORITY
                  INTEREST    4,617,290       3,443,261

Minority interest                42,338          15,756
                            -----------     -----------
                NET INCOME  $ 4,659,628     $ 3,459,017
                            ===========     ===========

Per share data:
  Weighted average common
  and common equivalent
  shares outstanding         39,202,989      37,895,549
                             ==========      ==========

  Earnings per share              $0.12           $0.09
                             ==========      ==========



See Notes to Condensed Consolidated Financial Statements - Unaudited

                 CONCORD EFS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                              Three Months Ended
                                                  March 31
                                           -----------------------
                                               1996        1995
                                           ----------- -----------

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                $ 9,185,216 $ 4,749,968

INVESTING ACTIVITIES:
 Acquisition of property and equipment      (5,994,742) (2,039,835)
 Purchases of securities available-for-sale (4,498,125)
 Maturities of securities held-to-maturity      70,745     189,781
                                           ----------- -----------
NET CASH USED IN INVESTING ACTIVITIES      (10,422,122) (1,850,054)

FINANCING ACTIVITIES:
 Proceeds from sale of common stock          1,040,525     287,985
 Payments on notes payable                     (95,737)    (89,883)
                                           ----------- -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES      944,788     198,102
                                           ----------- -----------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  (292,118)  3,098,016

Cash and cash equivalents at beginning
 of period                                  36,572,976  23,030,329
                                           ----------- -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $36,280,858 $26,128,345
                                           =========== ===========


For purposes of these statements, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


See Notes to Condensed Consolidated Financial Statements - Unaudited.

             CONCORD EFS, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)
                       MARCH 31, 1996

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December
31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.

The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Securities

Net unrealized loss on securities available-for-sale:

                                     March 31    December 31
                                      1996          1995
                                   ----------    -----------
Decrease in securities
  available-for-sale                 $681,735       $303,316

Increase in deferred tax assets       230,000        103,000

Decrease in equity                    451,735        200,316

            MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net income increased 35% in the first quarter ended March 31, 1996 due to increased revenues from transaction processing. Bank Card Services, and Trucking Services, which combined represent approximately 90% of the Company's revenue, increased 35%, and 38%, respectively, over the same period of the prior year. Bank Card Services increased through the addition of grocery and retail merchants as well as volume increases in credit and debit card usage, while Trucking Services increased through ATM revenue growth and additional trucking customers. Continued telemarketing efforts combined with merchant association endorsements were responsible for the new customers.

Net income as a percentage of revenue increased from 13.3% to 13.8% for the first three months, compared to the prior year. The increase was primarily due to the revenue growth coupled with slower increases in selling, general and administrative expenses.

The Company adopted FAS 121 "Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" in the first quarter of 1996. The adoption had no material impact on the financial position or results of operations of the Company.


LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 1996, the Company generated $9.2 million from operating activities and received $1.0 million from stock issued from exercises of options under the Company's Incentive Stock Option Plan. From this $4.5 million was invested in securities and $6.0 million in capital additions. The capital additions were primarily for new computer equipment.

With little debt, adequate available credit and strong cash generation, the Company is in sound financial condition and expects to fund continued growth from currently available resources. EFS National Bank, a wholly-owned subsidiary of the Company, exceeds required regulatory capital ratios.

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


                                 CONCORD EFS, INC.



Date: May 14, 1996      By:     /s/ Dan M. Palmer            .
                                 Dan M. Palmer
                                 Chief Executive Officer



Date: May 14, 1996      By:    /s/ Thomas J. Dowling         .
                                 Thomas J. Dowling
                                 Vice President & Controller

                                                    EXHIBIT 11

            CONCORD EFS, INC. AND SUBSIDIARIES
             COMPUTATION OF EARNINGS PER SHARE



                                           Three Months
                                              Ended
                                             March 31
                                     --------------------------
                                        1996             1995
                                     -----------    -----------

For primary earnings per share:

 Net income                          $ 4,659,628    $ 3,459,017
                                     ===========    ===========


 Weighted average of common shares
  outstanding net of treasury shares 37,578,917 36,257,076 Weighted average common stock equivalent shares for stock options
  by treasury stock method             1,624,072      1,638,473
                                     -----------    -----------
 Weighted average common and common
  equivalent shares                   39,202,989     37,895,549
                                     ===========    ===========

 Per share amount                          $0.12          $0.09
                                     ===========    ===========


For fully diluted earnings per share:

 Net income                          $ 4,659,628    $ 3,459,017
                                     ===========    ===========

 Weighted average common and common
  equivalent shares for primary
  earnings per share                  39,202,989     37,895,549
 Add shares representing additional
  shares for stock options based on
  period-end market price                 27,604        166,131
                                     -----------    -----------
 Weighted average common and common
  equivalent shares-fully diluted
  basis                               39,230,593     38,061,680
                                     ===========    ===========

 Per share amount                          $0.12          $0.09
                                     ===========    ===========