Form 10-Q
period 1996-06-30
CONCORD EFS INC
filed 1996-08-13
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



      For the quarter ended         Commission file number 0-13848
         June 30, 1996

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

                            _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $.33 1/3 par value, as of June 30, 1996 was 56,647,653.

              CONCORD EFS, INC. AND SUBSIDIARIES



                            INDEX



                                                    Page No.
                                                   ---------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   June 30, 1996 and December 31, 1995                1

  Condensed Consolidated Statements of Income for
   the Three and Six Months ended June 30, 1996
   and June 30, 1995                                  2

  Condensed Consolidated Statements of Cash Flows
   for the Six Months ended June 30, 1996 and
   June 30, 1995                                      3

  Notes to Condensed Consolidated Financial
   Statements                                         4

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations      5


PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K             6


Signatures                                            7


Exhibit 11 - Computation of Earnings Per Share

                      CONCORD EFS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                               June 30      December 31
                                                 1996           1995
                                             ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $ 31,971,065   $ 36,572,976
  Securities available-for-sale                28,617,387     23,439,135
  Accounts receivable, net                     73,019,558     63,690,114
  Inventories                                   3,604,086      4,765,304
  Prepaid expenses and other assets             5,336,369      3,634,801
                                             ------------   ------------
                      TOTAL CURRENT ASSETS    142,548,465    132,102,330

SECURITIES HELD-TO-MATURITY                     6,150,055      4,865,865

PROPERTY AND EQUIPMENT                         66,463,851     57,749,905
 Less accumulated depreciation
  and amortization                             41,895,461     37,831,369
                                             ------------   ------------
                                               24,568,390     19,918,536
                                             ------------   ------------
                              TOTAL ASSETS   $173,266,910   $156,886,731
                                             ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other liabilities     $ 61,975,301   $ 60,966,543
  Accrued liabilities                           2,304,938      2,530,310
  Current maturities of long-term debt            404,746        392,177
                                             ------------   ------------
                 TOTAL CURRENT LIABILITIES   $ 64,684,985   $ 63,889,030

LONG TERM DEBT, LESS CURRENT MATURITIES           772,762        978,327

DEFERRED INCOME TAXES                           1,572,000      1,743,000

MINORITY INTEREST IN SUBSIDIARY                    96,462        731,579

STOCKHOLDERS' EQUITY:
  Common Stock-par value $.33 1/3
   per share par value; 80,000,000
   shares authorized; 56,647,653 issued
   and outstanding (56,117,111 at
   December 31, 1995)                          18,882,551      8,313,646
  Other stockholders' equity                   87,258,150     81,231,149
                                             ------------   ------------
                TOTAL STOCKHOLDERS' EQUITY    106,140,701     89,544,795
                                             ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $173,266,910   $156,886,731
                                             ============   ============

See Notes to Condensed Consolidated Financial Statements -Unaudited.

                         CONCORD EFS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                              Three Months Ended         Six Months Ended
                                     June 30                 June 30
                           -----------------------   ------------------------
                               1996       1995          1996         1995
                           ----------- -----------   ----------- -----------


Revenues                   $40,857,650 $29,897,035   $74,752,412 $55,824,999

Cost of operations          28,503,308  21,334,718    53,037,473  40,014,482

Selling, general and
  administrative expenses    3,224,282   2,743,166     5,958,239   5,071,605
                           ----------- -----------   ----------- -----------
          OPERATING INCOME   9,130,060   5,819,151    15,756,700  10,738,912

Other income (expense):
  Interest income              657,152     509,474     1,315,022   1,001,321
  Interest expense             (25,066)    (25,949)      (52,286)    (53,296)
                           ----------- -----------   ----------- -----------

INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST   9,762,146   6,302,676    17,019,436  11,686,937

Income taxes                 3,449,000   2,250,000     6,089,000   4,191,000
                           ----------- -----------   ----------- -----------
             INCOME BEFORE
         MINORITY INTEREST   6,313,146   4,052,676    10,930,436   7,495,937
Minority interest              (41,964)     28,258           374      44,014
                           ----------- -----------   ----------- -----------
                NET INCOME $ 6,271,182 $ 4,080,934   $10,930,810 $ 7,539,951
                           =========== ===========   =========== ===========

Per share data:
  Weighted average common
  and common equivalent
  shares outstanding        59,170,953  57,482,471    58,987,732  57,163,041
                            ==========  ==========    ==========  ==========

  Earnings per share             $0.11       $0.07         $0.19       $0.13
                            ==========  ==========    ==========  ==========


See Notes to Condensed Consolidated Financial Statements - Unaudited

                          CONCORD EFS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                      Six Months Ended
                                                          June 30
                                                --------------------------
                                                     1996         1995
                                                -----------   ------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                     $10,421,231   $ 8,043,436

INVESTING ACTIVITIES:
 Acquisition of property and equipment           (8,713,946)   (3,883,678)
 Purchases of securities available-for-sale      (6,463,125)   (4,366,734)
 Purchase of securities held-to-maturity         (1,475,000)
 Sale of securities available-for-sale                            247,500
 Maturities of securities held-to-maturity          198,353       404,490
                                                -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES           (16,453,718)   (7,598,422)

FINANCING ACTIVITIES:
 Proceeds from sale of common stock               1,623,572     1,765,005
 Payments on notes payable                         (192,996)     (181,195)
                                                -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         1,430,576     1,583,810
                                                -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (4,601,911)    2,028,824

Cash and cash equivalents at beginning of period 36,572,976    23,030,329
                                                -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $31,971,065   $25,059,153
                                                ===========   ===========


For purposes of these statements, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


See Notes to Condensed Consolidated Financial Statements -Unaudited.

                   CONCORD EFS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED) JUNE 30, 1996

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.

The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Securities

Net unrealized loss on securities available-for-sale:

                                     June 30     December 31
                                      1996          1995
                                   ----------    -----------
Decrease in securities
  available-for-sale               $1,580,646       $303,316

Increase in deferred tax assets       535,000        103,000

Decrease in equity                  1,045,646        200,316



Stockholders' Matters and Earnings Per Share

The Board of Directors approved three for two stock splits on December 15, 1995 and June 18, 1996. Prior periods earnings per share and related per share data have been restated to reflect the stock splits.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue and net income for the second quarter ended June 30, 1996 increased 37% and 54%, respectively, compared to the same period of the prior year. Revenue and net income for the six months ended June 30, 1996 increased 34% and 45%, respectively, compared to the same period of the prior year. The increase in revenue for both the quarter and six months ended June 30, 1996 was attributable to the addition of new customers and additional volume from existing customers in Bank Card Services and Trucking Services. The Company owns and operates approximately 400 cash dispensing machines (ATM's) at major truckstops across the country. ATM surcharge revenue, which began in the second quarter of 1996, accounted for roughly 50% of the increase in Trucking Services revenue for the second quarter of 1996 and 30% of the increase in Trucking Services revenue for the six month period of 1996.

Net income as a percentage of revenue increased from 13.7% to 15.3% for the second quarter of 1996, when compared to the prior year. Approximately two thirds of this increase was primarily due to Bank Card Services revenue growth coupled with slower increases in operational costs and selling, general and administrative expenses. The remaining one third of the increase was attributable to net margin on ATM surcharge revenue.

Net income as a percentage of revenue increased from 13.5% to 14.6% for the six months ended June 30, 1996, when compared to the prior year. Approximately three quarters of this increase was primarily due to Bank Card Services revenue growth coupled with slower increases in operational costs and selling, general and administrative expenses. The remaining one quarter of the increase was attributable to net margin on ATM surcharge revenue.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996, the Company generated $10.4 million from operating activities and received approximately $1.6 million from stock issued from exercises of options under the Company's Incentive Stock Option Plan. The Company invested $7.9 million in securities and $8.7 million in capital additions during the six months ended June 30, 1996. The capital additions were primarily for new computer equipment. The disqualifying disposition of the incentive stock options also reduced corporate income taxes paid by approximately $3.1 million for the six months ended June 30, 1996.

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


                                 CONCORD EFS, INC.



Date: August 12, 1996    By:     /s/ Dan M. Palmer
                            -----------------------------------
                                 Dan M. Palmer
                                 Chief Executive Officer



Date: August 12, 1996    By:    /s/ Thomas J. Dowling
                            -----------------------------------
                                 Thomas J. Dowling
                                 Vice President & Controller

                                                            EXHIBIT 11

                  CONCORD EFS, INC. AND SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER SHARE



                                       Three Months           Six Months
                                         Ended                  Ended
                                        June 30                June 30
                                ----------------------- -----------------------
                                   1996          1995       1996        1995
                                ----------- ----------- ----------- -----------
For primary earnings per share:

 Net income                     $ 6,271,182 $ 4,080,934 $10,930,810 $ 7,539,951
                                =========== =========== =========== ===========
 Weighted average common
  shares outstanding net of
  treasury shares                56,600,084  55,357,799  56,484,230  54,871,706
 Weighted average common
  stock equivalent shares
  for stock options by
  treasury stock method
  using average market price      2,570,869   2,124,672   2,503,502   2,291,335
                                ----------- ----------- ----------- -----------
 Weighted average common and
  common equivalent shares       59,170,953  57,482,471  58,987,732  57,163,041
                                =========== =========== =========== ===========

 Per share amount                     $0.11       $0.07       $0.19       $0.13
                                =========== =========== =========== ===========

For fully diluted earnings per
share:

 Net income                     $ 6,271,182 $ 4,080,934 $10,930,810 $ 7,539,951
                                =========== =========== =========== ===========

 Weighted average common and
  common equivalent shares for
  primary earnings per share     59,170,953  57,482,471  58,987,732  57,163,041
 Add shares representing
  additional shares for stock
  options based on period-end
  market price                      120,317     589,390      80,861     420,003
                                ----------- ----------- ----------- -----------
 Weighted average common and
  common equivalent shares-
  fully diluted basis            59,291,270  58,071,861  59,068,593  57,583,044
                                =========== =========== =========== ===========

 Per share amount                     $0.11       $0.07       $0.19       $0.13
                                =========== =========== =========== ===========