Form 10-Q
period 1996-09-30
CONCORD EFS INC
filed 1996-11-14
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, DC  20549

                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended         Commission file number 0-13848
 September 30, 1996

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

                      _________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     The number of shares of the registrant's Common Stock, $.33 1/3 par value, as of September 30, 1996 was 57,254,901.

              CONCORD EFS, INC. AND SUBSIDIARIES



                            INDEX



                                                    Page No.
                                                   ---------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   September 30, 1996 and December 31, 1995              1

  Condensed Consolidated Statements of Income
   Three Months and Nine Months ended September 30,
   1996 and September 30, 1995                           2

  Condensed Consolidated Statements of Cash Flows
   Nine Months ended September 30, 1996 and
   September 30, 1995                                    3

  Notes to Condensed Consolidated Financial
   Statements                                            4

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations         5


PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                6


Signatures                                               7


Exhibit 11 - Computation of Earnings Per Share

                         CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   September 30     December 31
                                                       1996            1995

ASSETS                                             ------------     ------------
Current Assets
  Cash and cash equivalents                        $ 67,663,225     $ 36,572,976
  Securities available-for-sale                      30,642,990       23,439,135
  Accounts receivable, net                           33,812,072       63,690,114
  Inventories                                         3,421,075        4,765,304
  Prepaid expenses and other assets                   5,270,538        3,634,801
                                                   ------------     ------------
                       TOTAL CURRENT ASSETS         140,809,900      132,102,330

SECURITIES HELD-TO-MATURITY                          15,098,697        4,865,865

PROPERTY AND EQUIPMENT                               69,996,844       57,749,905
  Less accumulated depreciation and amortization     44,275,233       37,831,369
                                                   ------------     ------------
  NET PROPERTY AND EQUIPMENT                         25,721,611       19,918,536
                                                   ------------     ------------
                            TOTAL ASSETS           $181,630,208     $156,886,731
                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other liabilities           $ 58,359,289     $ 60,966,543
  Accrued liabilities                                 3,262,500        2,530,310
  Current maturities of long-term debt                  411,181          392,177
                                                   ------------     ------------
               TOTAL CURRENT LIABILITIES             62,032,970       63,889,030

LONG TERM DEBT, LESS CURRENT MATURITIES                 667,522          978,327

DEFERRED INCOME TAXES                                 1,843,000        1,743,000

MINORITY INTEREST IN SUBSIDIARY                                          731,579

STOCKHOLDERS' EQUITY
  Common Stock-$.33 1/3 per shares par value;
   80,000,000 shares authorized; 57,254,901 issued
   and outstanding(56,117,111 at December 31, 1995)  19,084,967        8,313,646
  Other stockholders' equity                         98,001,749       81,231,149
                                                   ------------     ------------
                TOTAL STOCKHOLDERS' EQUITY          117,086,716       89,544,795
                                                   ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $181,630,208     $156,886,731
                                                   ============     ============




See Notes to Condensed Consolidated Financial Statements - Unaudited.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                              Three Months Ended            Nine Months Ended
                                 September 30                September 30
                          ------------------------    --------------------------
                              1996        1995            1996           1995
                          -----------  -----------    ------------   -----------
Revenues                  $44,051,002  $33,945,296    $118,803,414   $89,770,315

Cost of operations         31,748,234   24,234,616      84,785,707    64,248,613
Selling, general and
  administrative expenses   2,144,985    2,754,537       8,103,224     7,826,647
                          -----------  -----------    ------------   -----------
OPERATING INCOME           10,157,783    6,956,143      25,914,483    17,695,055

Other income (expense)
  Interest income             884,712      558,479       2,200,110     1,559,799
  Interest expense            (19,966)     (25,500)        (72,254)     (78,796)
                          -----------  -----------    ------------   -----------
INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST     11,022,529    7,489,122      28,042,339    19,176,058

  Income taxes              3,874,000    2,675,000       9,963,000     6,866,000
                          -----------  -----------    ------------   -----------
INCOME BEFORE MINORITY
  INTEREST                  7,148,529    4,814,122      18,079,339    12,310,058

  Minority interest                         26,467                        70,482
                          -----------  -----------    ------------   -----------
NET INCOME                $ 7,148,529  $ 4,840,589     $18,079,339   $12,380,540
                          ===========  ===========    ============   ===========
Per share data:
  Weighted average common
  and common equivalent
  shares outstanding       59,491,165   58,286,705      59,155,553    57,537,596
                           ==========   ==========      ==========    ==========
  Earnings per share            $0.12        $0.08           $0.31         $0.22
                           ==========   ==========      ==========    ==========






See Notes to Condensed Consolidated Financial Statements - Unaudited

                        CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                         Nine Months
                                                             Ended
                                                         September 30
                                                  ----------------------------
                                                      1996             1995
                                                  -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES         $58,504,120      $18,874,896

INVESTING ACTIVITIES:
 Acquisition of property and equipment            (12,246,939)      (6,676,471)
 Purchases of securities available-for-sale        (7,252,991)      (9,346,733)
 Purchases of securities held-to-maturity
 Sales of securities available-for-sale                                247,500
 Maturities of securities held-to-maturity            345,247          777,993
 Buyout of minority shareholders                     (665,253)
                                                  -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES             (31,371,056)     (14,997,711)

FINANCING ACTIVITIES:
 Proceeds from sale of common stock                 4,248,986        2,735,702
 Payments on notes payable                           (291,801)        (273,959)
                                                  -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           3,957,185        2,461,743

INCREASE IN CASH AND CASH EQUIVALENTS
Cash and cash equivalents at beginning
 of period                                         36,572,976       23,030,329
                                                  -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $67,663,225      $29,369,257
                                                  ===========      ===========


For purposes of these statements, the Company considers all highly liquid investments with a maturity of nine months or less when purchased to be cash equivalents.


See Notes to Condensed Consolidated Financial Statements - Unaudited.

                 CONCORD EFS, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                      September 30, 1996

Basis of Presentation

The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered
necessary for a fair presentation have been included.   Operating
results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.

The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Securities

Net unrealized loss on securities available-for-sale:

                                  September 30          December 31
                                      1996                 1995
                                  ------------          -----------
Decrease in securities
 available-for-sale                 $1,325,789             $303,316

Increase in deferred tax assets        450,000              103,000

Decrease in equity                     875,789              200,316


Stockholders' Matters and Earnings Per Share

The Board of Directors approved three for two stock splits on December 31, 1995 and June 18, 1996. Prior periods earnings per share and related per share data have been restated to reflect the stock splits.

On October 23, 1996, the Company finalized a prospectus for the secondary offering of 3,000,000 shares of common stock as filed with the Securities and Exchange Commission under Form S-3. All shares, including 450,000 shares of common stock for overallotments, were issued and the proceeds to the Company were $88,113,000 before estimated offering expenses of $365,000. The use of the proceeds are to augment the equity capital of EFS National Bank, for the acquisition of merchant processing portfolios and other processing businesses, and for working capital and other general corporate uses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Revenue and net income for the third quarter ended September 30, 1996 increased 30% and 48% respectively, compared to the same period of the prior year. Revenue and net income for the nine months ended September 30, 1996 increased 32% and 46% respectively, compared to the same period of the prior year. The increase in revenue for both the quarter and nine months ended September 30, 1996 was attributable to the addition of new customers and additional volume from existing customers in Bank Card Services and Trucking Services. These increases were partially offset by reduced revenue from Check Services in both the quarter and nine month periods. The Company owns and operates approximately 350 cash dispensing machines (ATM's) at major truckstops across the country. In addition to new trucking customers, ATM surcharge revenue, which began in the second quarter of 1996, accounted for 47% of the increase in Trucking Services revenue for the third quarter of 1996 and 40% of the increase in Trucking Services revenue for the nine month period of 1996.

Net income as a percentage of revenue increased from 14.3% to 16.2% for the third quarter of 1996, when compared to the prior year. The majority of the change in margin was due to selling, general and admin-istrative decreasing from 8.1% of revenues to 4.9% when compared to the same period of the prior year. Beginning July 1, 1996 the Company began purchasing merchant contracts from various independent sales organizations (ISO's) to outsource a portion of the contracts it generated from in-house telemarketing staff. The acquisition costs relating to the merchant contracts were capitalized and are being amortized over the estimated useful life of the contracts. In-house telemarketing expenses have been reduced due to the outsourcing activity. Operating cost increases for Card Services and Check Services processing offset the margin increases from selling, general and administrative expenses as well as margin increases attributable to surcharge revenue.

Net income as a percentage of revenue increased from 13.8% to 15.2% for the nine months ended September 30, 1996, when compared to the prior year. The change in the nine month period was due primarily to selling, general and administrative expense decreases as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $58.5 million for the nine months ended September
30, 1996 from operating activities and received approximately $4.2 million from stock issued from exercises of options under the Company's Incentive Stock Option Plan. From this, $18.8 million was invested in securities and $12.2 million in capital additions. The capital additions were primarily for new computer equipment. The disqualifying disposition of the options also reduced corporate income taxes paid by approximately $5.9 million for the nine months ended September 30, 1996.

With little debt, adequate available credit and strong cash generation, the Company is in sound financial condition and expects to fund continued growth from currently available resources. EFS National Bank, a wholly-owned subsidiary of the Company, exceeds required regulatory capital ratios.

Subsequent to September 30, 1996, the Company received approximately $88 million from a secondary offering of 3,450,000 shares providing additional capital resources for operating purposes as described on page 4.

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


                                       CONCORD EFS, INC.



Date: November 14, 1996        By:     /s/ Dan M. Palmer
                                       -----------------
                                       Dan M. Palmer
                                       Chief Executive Officer



Date: November 14, 1996         By:    /s/ Thomas J. Dowling
                                       ---------------------
                                       Thomas J. Dowling
                                       Vice President and Controller

                                                                      EXHIBIT 11

                                    Three Months            Nine Months
                                       Ended                   Ended
                                    September 30           September 30
                               -----------------------   --------------------
                                    1996         1995        1996        1995
                               ----------- -----------  ----------- ------------

For primary earnings per share:

 Net income                    $ 7,148,529 $ 4,840,589   $18,079,339 $12,380,540
                               =========== ===========   =========== ===========


 Weighted average of common
  shares outstanding            57,016,375  55,663,371    56,661,612  55,135,593
 Weighted average of common
  stock equivalents for stock
  options by treasury stock
  method                         2,474,790   2,623,334     2,493,941   2,402,003
                               -----------  -----------  ----------- -----------
 Weighted average common and
  common equivalent shares      59,491,165  58,286,705    59,155,553  57,537,596
                               ===========  ==========   ===========  ==========

 Per share amount                    $0.12       $0.08         $0.31       $0.22
                               ===========  ==========   ===========  ==========


For fully diluted earnings per share:

 Net income                    $7,148,529  $ 4,840,589   $18,079,339 $12,380,540
                              ===========  ===========   =========== ===========

 Weighted average common and
  common equivalent shares
  for primary earnings
  per share                    59,491,165   58,286,705    59,155,553  57,537,596
 Add shares representing
  additional shares for
  primary shares for stock
  options based on period-end
  market price                                 186,293        51,984     342,099
                               ----------  -----------    ----------  ----------
 Weighted average common and
  common equivalent shares     59,491,165   58,472,998    59,207,537  57,879,695
                               ==========   ==========    ==========  ==========

 Per share amount                   $0.12        $0.08         $0.31       $0.21
                               ==========   ==========    ==========  ==========