Form 10-Q/A
period 1996-09-30
CONCORD EFS INC
filed 1997-01-07
CIK 740112

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
                           ==========   ==========      ==========    ==========






See Notes to Condensed Consolidated Financial Statements - Unaudited

                        CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                         Nine Months
                                                             Ended
                                                         September 30
                                                  ----------------------------
                                                      1996             1995
                                                  -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES         $58,504,120      $18,874,896

INVESTING ACTIVITIES:
 Acquisition of property and equipment            (12,246,939)      (6,676,471)
 Purchases of securities available-for-sale        (7,252,991)      (9,346,733)
 Purchases of securities held-to-maturity         (11,551,120)
 Sales of securities available-for-sale                                247,500
 Maturities of securities held-to-maturity            345,247          777,993
 Buyout of minority shareholders                     (665,253)
                                                  -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES             (31,371,056)     (14,997,711)

FINANCING ACTIVITIES:
 Proceeds from sale of common stock                 4,248,986        2,735,702
 Payments on notes payable                           (291,801)        (273,959)
                                                  -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           3,957,185        2,461,743
                                                  -----------      -----------
INCREASE IN CASH AND CASH EQUIVALENTS              31,090,249        6,338,928
Cash and cash equivalents at beginning
 of period                                         36,572,976       23,030,329
                                                  -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $67,663,225      $29,369,257
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