Form 10-K
period 1996-12-31
CONCORD EFS INC
filed 1997-04-01
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC  20549
                   ----------------------------------
                               FORM 10-K
                   ----------------------------------
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996
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

                   ----------------------------------

 Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.33 1/3 Par Value

                   ----------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No
                                                                  ---   ---

Disclosure of delinquent filings pursuant to Item 405 of Regulation S-K will be contained in the registrant's proxy statement for its 1996 annual meeting of shareholders, which statement is incorporated by
reference in Part III of this Form 10-K.  Yes    No X
                                             ---   ---

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 10, 1997 was $1,399,004,693.

The number of shares of the registrant's Common Stock outstanding as of March 10, 1997, was 60,826,291.

                        DOCUMENTS INCORPORATED BY REFERENCE

PART II
Portions of this Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Items 5, 6, 7 and 8.

PART III
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1997 are incorporated by reference into Items 10, 11, 12 and 13.

                                 CONCORD EFS, INC.
                              FORM 10-K ANNUAL REPORT
                                 TABLE OF CONTENTS


Item No.                                               Page
--------                               PART I          ----

1.   Business

          Overview                                       1
          Subsidiaries                                   2
          Description of Business                        2
          Data Processing and Field Service Support      6
          Marketing and Customers                        6
          Competition                                    7
          Supervision and Regulation                     7
          Employees                                      9

2.   Properties                                          9

3.   Legal Proceedings                                   9

4.   Submission of Matters to a Vote of Security Holders 9

                                      PART II

5.   Market for Registrant's Common Stock
       and Related Stockholder Matters                   9

6.   Selected Financial Data                             9

7.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations    10

8.   Financial Statements and Supplementary Data        10

9.   Changes In and Disagreements with Accountants
       on Accounting and Financial Disclosures          11

                                     PART III

10.  Directors and Executive Officers of the Registrant 11

11.  Executive Compensation                             11

12.  Security Ownership of Certain Beneficial Owners
       and Management                                   11

13.  Certain Relationships and Related Transactions     11

                                      PART IV

14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                      11

Index to Exhibits                                       11

Signatures                                              13

                                 PART I

Item 1.  BUSINESS
Overview
--------
Concord EFS, Inc. and its subsidiaries (the Company or Concord) provide electronic transaction authorization, processing, settlement and funds transfer services in selected markets. The Company's primary activity is Card Services, which involves the provision of integrated electronic transaction services for credit card, debit card and electronic benefits transfer ("EBT") card transactions to supermarket chains, grocery stores, convenience store merchants and other retailers. The Company believes it is one of the few fully integrated transaction processors, supplying electronic payment and verification terminals, cash dispensing machines ("ATMs"), processing services, payment settlement, depository services and transaction data compilation. In addition, the Company is one of the few companies offering full credit and debit card processing on a nationwide basis.

The Company also provides electronic payment and banking facilities to a large customer base in the trucking industry for use at major truck stop chains throughout the United States. In addition to maintaining a network of over 350 ATMs at truck stops nationwide, the Company provides fuel purchase cards, ATM bank cards and general banking services to truck drivers. The Company offers trucking companies payroll deposit and cash forwarding services, as well as real-time data compilation with respect to fuel volume usage, fuel expenditures, vehicle and driver tracking and truck routine maintenance schedules.
In addition, the Company provides check verification services to grocery and other retail merchants.

Concord offers merchants a cost-effective, reliable, turnkey debit and credit card processing system. The Company is able to provide its system on a profitable basis because of its low-cost operational structure, which includes efficient marketing, volume purchasing arrangements with equipment and communications vendors, and direct membership by its subsidiary, EFS National Bank, in bank card associations (such as VISA, and MasterCard) and national and regional debit card networks (such as Interlink, MAC, Explore and NYCE). In 1992, Concord entered into an agreement with the National Grocers Association, Inc. ("NGA") whereby Concord became the preferred vendor of the NGA for electronic payment services for a range of applications, including both turnkey packaged solutions and customized payment service agreements covering credit and debit card transaction processing. The agreement has enabled Concord to increase substantially its grocery store customer base. Currently, 6% to 7% of grocery transactions use credit or debit card payment, and the Company believes that this percentage is growing rapidly.

The Company seeks to grow its funds transfer and payment transaction processing business by providing a fully integrated range of transfer and processing services at competitive prices. The principal elements of the Company's strategy include the following:

The Company focuses on specific markets that historically have been underserved by the transaction processing industry, seeking a diverse group of customers with low credit risk profiles.

The Company seeks to be a low-cost, highly reliable provider of electronic payment processing services by providing a fully integrated range of relevant services, including designing equipment solutions, selling and leasing equipment, authorizing transactions, capturing information on its own host computer, directly participating in all major credit and debit card associations and networks, and effecting settlement of payment transactions and transfer of funds.

The Company offers maximum technological versatility for the provisions of electronic processing services for a wide variety of communication protocols and processing equipment of different manufacturers, in order to provide a tailored solution to the customer's specific needs.

The Company adheres to a balanced marketing approach through the use of internal marketing specialists, independent sales representatives and a number of independent sales organizations ("ISOs") in an effort to provide, at the most efficient cost, broader access to new merchant customers and portfolio acquisition opportunities nationwide.

Subsidiaries
------------
EFS National Bank (EFSNB), the largest subsidiary of the Company, sells credit, debit, and electronic benefits transfer (EBT) card authori-zation, data capture and settlement services to retailers and grocery stores. It also sells cash card and cash forwarding services to trucking companies through agreements with a network of truck stops.

The services of EFSNB do not consist of material amounts of traditional banking activities (i.e., consumer and commercial loans, demand and time deposits, real estate, etc.). Therefore, the Company is not required to use the reporting format and related disclosures normally required for bank holding companies.

Concord Computing Corporation's (CCC) primary activity is check authorization and POS terminal driving, servicing and maintenance for grocery store chains. It also owns and operates cash dispensing machines (ATMs) at truck stops and grocery stores nationwide.
Additionally, CCC provides certain processing services for its affiliated companies.

CCC incorporated Concord Retail Services, Inc. (CRS), a wholly-owned Delaware subsidiary. CRS provides POS terminal driving, servicing and maintenance to the Company's customers in the northeast United States.

The Company incorporated Concord Equipment Sales, Inc. (CES), a wholly-owned Tennessee subsidiary, on September 5, 1991. CES purchases from manufacturers point-of-sale (POS) terminal products and communications equipment for use by the Company's customers in connection with the Company's transaction processing services.

Description of Business
The Company operates in the transaction processing and payment services industry, providing targeted markets with a fully integrated range of services and products for credit card, debit card and EBT card trans-actions, trucking company services, check verification data compilation and payment settlement.

The following table is a listing of revenues by service type for the three years ended December 31:
                                    1996       1995       1994
                                  --------   --------    -------
                                          (in thousands)
     Card Services                $129,658   $ 95,906    $69,169
     Trucking Services              24,301     16,687     12,853
     Check Verification Services     6,905      8,485      7,744
     EFT and Terminal Services       5,836      6,684      6,447
                                  --------   --------    -------
                                  $166,700   $127,762    $96,213
                                  ========   ========    =======

As transaction service revenues are similar in nature, total operating expenses are not directly attributable to any individual revenue type.

Card Services
-------------
Card services accounted for 78% of the Company's revenue for the year ended December 31, 1996. The Company processes credit card transactions using VISA, MasterCard, Discover, American Express, Diners Club and JCB cards. The Company processes debit card transactions for banks issuing such cards, which permit direct payment debit from the POS terminal against the cardholder's deposit account. In addition, in those states where EBT programs have been implemented, the Company similarly processes payments effected with EBT cards against funds made available by public assistance benefit programs through the primary EBT third-party providers.

The bank card (e.g., Visa and MasterCard) transaction process begins when the consumer presents the card and the merchant "swipes" the card at the POS terminal and enters the transaction amount. The Company processes the data from the POS terminal through the relevant electronic communications network to the card issuer. The transaction is approved or rejected by the issuer bank, and the response is transmitted almost instantaneously back through the Company's processing systems to the POS terminal. The purchase transaction is then confirmed against the authorization data retained in the Company's system, whereupon the Company (through its subsidiary, EFSNB) settles the payment by crediting the merchant with the transaction amount, less the agreed discount rate, and submits the transaction through the relevant network for crediting by the issuing bank to EFSNB of the transaction amount less the interchange and/or association fee. To complete the transaction, the issuing bank bills the consumer for the transaction amount.

The authorization process is similar for other credit cards (e.g., Discover and American Express), debit card (e.g., Explore and NYCE) and EBT transactions. In a credit card or EBT transaction, the credit card issuer or EBT primary provider effects the payment settlement by crediting the merchant's account with the issuer and credits the Company's account with the related processing service fee. In a debit card transaction, the transaction is initiated by the consumer's insertion of the personal identification number, and the transaction is settled by directly debiting the cardholder's account in the payment amount plus the surcharge (if any), crediting the merchant in the payment amount less the processing service charge, paying the network fee and crediting the Company in the amount of the processing service charge plus the surcharge (if applicable).

The Company's principal business is the provision of electronic payment services to supermarket chains, grocery stores, convenience store merchants and other retailers. The Company has been selective in the merchants to which it has marketed its services and has historically chosen retailers whose businesses are less economically volatile and involve less risk of chargeback and merchant fraud. The Company will not, for instance, deal with merchants who book transactions for delivery at a later date, such as mail-order retailers and travel agents. No single customer of the Company accounts for a material portion of the Company's revenues.

Trucking Services
-----------------
The Company's trucking services accounted for 15% of its revenue for the year ended December 31, 1996. The Company provides a variety of flexible payment systems that enable truckers to use payment cards to purchase fuel and services and to obtain cash advances at more than 4,000 truck stops. Through its national bank subsidiary, EFSNB, the Company offers payroll and cash distribution programs to trucking companies and truck drivers. In connection with the issuance of ATM bank cards to truck drivers and payroll distribution programs, EFSNB opens individual payroll deposit accounts and/or full service checking accounts in the truck drivers' names. Payroll deposit accounts are special purpose accounts for deposit by the trucking company of payments for the drivers' accounts, with the drivers' benefits limited to the right of withdrawal. Under this program, the trucking company transmits payment instructions to EFSNB, and the specified funds are made available to the designated drivers within minutes. A substantial number of truck drivers with payroll deposit accounts choose to open full-service checking accounts with EFSNB.

The Company also provides trucking companies with private label fuel cards for use by their drivers. When such fuel cards are utilized, the Company gathers fuel purchase and other trucking data at the same time as it processes the payment transactions; the data gathered by the Company include truck vehicle and trailer identification numbers and odometer mileage, in addition to fuel volume and expenditure information. The data gathered from aggregate transactions of a trucking company provide current information with respect to fuel volume usage, fuel expenditures, vehicle and driver tracking and truck routine maintenance schedules. The trucking company customer has real-time direct access to the Company's database for the trucking company's drivers and operations.

The Company has established over 350 ATMs at selected locations of
major truck stop chains nationwide.   As the Company and its
competitors place ATM cards in truck driver's hands, the Company's ATMs will be increasingly utilized, and the Company will receive fees both from the use of its own ATM cards and those of its competitors.
The Company is a member of all major ATM networks, including Cirrus and Plus.

Check Verification Services
---------------------------
The Company provides check verification programs, which may be customized to a particular merchant's needs or to a particular market. The Company's check payment verification services accounted for approximately 4% of its revenue for the year ended December 31, 1996.

The traditional check verification program, which is customized to the specific merchant or merchant chain, consists of a positive and negative file based upon the check writing history for the checking account party with the specific merchant or merchant chain. Under the program's negative file, if a customer tenders a check at any one store of a merchant chain that is returned for insufficient funds, any additional checks tendered by such customer will be rejected at all stores of the merchant chain. Under the positive file, if a customer cashes a check at any one store in a chain, the amount of that check reduces for the specified time period that customer's check-cashing limit for further check presentation at any other store of the chain.

Beginning in the fall of 1995, the Company began to offer a new check verification program for electronic comparison of a tendered check against a nationwide multi-merchant database which aggregates the bad check experiences of all participating merchants. The Company has entered into arrangements with two providers of such nationwide check history databases. For check verification utilizing a nationwide database, the merchant "swipes" the magnetic ink bank and account identification ("MICR") line of the check using an electronic check reader, and the check account number is immediately compared against the nationwide database, which will not verify the tendered check while a previous bad check on such account remains outstanding against any other merchant using the database. The Company is able to customize a particular merchant's use of the nationwide database to include checking against various identification references in addition to the check MICR, such as the driver's license number and social security number of the purchaser. Currently, the Company's fees deriving from check verification utilizing the nationwide databases represent an insignificant portion of total check verification revenues; however, the Company believes merchant use of the nationwide verification databases will increase as their benefits become more widely known.

Check verification programs provide more limited payment assurance than check guarantee programs but at a substantially lower cost. Typically only approximately 1% of checks tendered to merchants are rejected for insufficient funds or other reasons. Guarantee charges typically range from 2.5% to 4% of the face value of a check, while check verification charges amount to only pennies per check. In addition, electronic check verification is virtually instantaneous, while obtaining the payment benefit under a check guarantee for a rejected check involves substantial delay and additional merchant effort. The Company believes that its check verification services represent a valuable add-on product which enhances the card processing and settlement services offered by the Company to supermarket chains, grocery stores, convenience store merchants and other retailers, and are of particular value in comparison to check guarantee programs to high-volume, low-margin retailers.

In addition, the Company provides Electronic Funds Transfer (EFT) services and sells electronic terminal equipment to customers who are users of the services.

All of these services are sold directly to the end-user on a nationwide basis.

Data Processing and Field Service Support
-----------------------------------------
The Company maintains a data processing facility in Elk Grove,Illinois, primarily for the Company's Check Services and EFT Services, and a data processing facility in Memphis, Tennessee for Trucking Services and Card Services. These facilities utilize fully redundant computers which provide the high levels of availability and the transaction speed necessary for processing large numbers of financial transactions. Backup power is available to provide service in the event of power
failure at a computer center.   The Company maintains dedicated
telephone networks, packet switching networks and In-Watts networks connecting data processing centers to retail stores where transaction and electronic funds transfer terminals are located.

The Company also provides field support and repair services for POS terminal installations. The Company maintains field support and repair facilities in Elk Grove, Illinois, Aurora, Colorado and West Chester, Pennsylvania.

Marketing and Customers
-----------------------
The Company markets its services and products on a nationwide basis directly and through ISOs and independent sales representatives to supermarket chains, grocery stores, convenience store merchants, and other retailers, electronic funds transfer networks, financial institutions and trucking companies. Historically, the Company has grown its merchant customer base primarily through its in-house telemarketing and sales force working with independent contractor sales representatives nationwide. During 1996, the Company has reorganized its sales and marketing activities relating to its card services business by adding marketing professionals focused upon multi-store merchants in certain specialized markets, by reducing the Company's in-house telemarketing staff, and by outsourcing a portion of its telemarketing activities to independent sales organizations and by expanding its relationships with ISOs nationwide. The Company's strategy is to increase its in-house marketing expertise in certain specialized market areas and broaden its access to growth opportunities nationwide by utilizing the broader market penetration of ISOs. The Company believes that the most promising growth opportunities currently exist in certain small retail merchant chains in specialized markets, and in the acquisition of merchant processing portfolios developed by smaller processing services providers.

The Company has had success historically in marketing through key trade association relationships, such as its relationship with the NGA, as the recommended provider of electronic services to grocers, and through
agreements with other payment services providers.   Management is
committed to the cultivation of such trade association relationships and the development of arrangements with other service providers.

As an integrated services provider, the Company has natural cross-selling marketing opportunities. When the Company established itself with the major truck stop chains as an authorized issuer of payment cards and processor of card transactions, the Company gained a substantial advantage in selling its card payment systems to trucking companies. The Company's established relationships with the truck stop owners also afforded an opportunity to sell the placement of ATMs at truck stops, which in turn provided a further advantage in selling the

Company's integrated processing and banking services to trucking companies and truck drivers. The Company's established presence in grocery stores, grocery chains, convenience stores and other small and mid-size retailers gives it an advantage in establishing relationships with EBT providers, whose benefits are utilized largely at such retail locations.

The Company's sales offices are located in suburbs of Memphis, Tennessee and Chicago, Illinois. The Company's executive officers actively participate in the Company's marketing efforts.

Competition
-----------
The markets for electronic payment processing, credit and debit card payment settlement, check authorization programs, fuel card and cash forwarding services, and ATM services are all highly competitive. The Company's principal competitors include major national and regional banks, local processing banks, non-bank processors and other independent service organizations, many of which have substantially greater capital, management, marketing and technological resources than those of the Company. The three largest credit and debit card processors accounted for 49.5% of the total credit and debit card sales volume in 1995 (The Nilson Report, April 1996). A single competitor accounted for 58.6% of the total dollar volume of payment transaction processing for the trucking industry in 1995 (The Nilson Report, February 1996). A single competitor accounted for 66.6% of the total dollar volume of check verifications in the United States in 1995 (The Nilson Report, April 1996). There can be no assurance that the Company will continue to be able to compete successfully with such competitors. In addition, the competitive pricing pressures that would result from any increase in competition could adversely affect the Company's margins and may have a material adverse effect on the Company's financial condition and results of operations.

The Company competes in its markets in terms of price, quality, speed and flexibility in customizing systems to meet the particular needs of customers. The Company believes that it is one of the few fully integrated suppliers of a broad range of hardware and processing, banking and data compilation services for use in transactions at retail locations.

The Company also competes with other electronic payment processing organizations for growth opportunities. The recent consolidation in banking in the Untied States has resulted in fewer opportunities for merchant portfolio acquisitions, as many small banks have been acquired by large banks, some of which are competitors with the Company in the provision of processing services.

Supervision and Regulation
--------------------------
Concord EFS, Inc. and its subsidiaries are subject to a number of federal and state laws. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act") which is administered by the Federal Reserve Board (the "Board"). Under the Act, the Company is generally prohibited from directly engaging in any activities other than banking, managing or controlling banks, and bank-related activities. Also, the Act prohibits a bank holding company, with certain exceptions, from acquiring, directly or indirectly, ownership or control of 5% or more of the voting shares of any company which is not a bank or bank holding company. The primary exception to this prohibition involves activities
which the Board determines are closely related to banking.   A bank is
also generally prohibited from engaging in certain tie-in arrangements with its bank holding company or affiliates with respect to the lease or sale of property, furnishing of services, or the extension of
credit.   The Act contains certain restrictions concerning future
mergers with other bank holding companies and banks. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains certain merger restrictions with Savings and Loan Associations.

Under the Act, a bank holding company is required to file with the Board an annual report and such additional information which the Board may require. The Board may examine the Company's and each of its sub-sidiaries' records, including a review of capital adequacy in relation
to guidelines issued by the Board.   If the level of capital is deemed
to be inadequate, the board may restrict the future expansion and oper-ations of the Company. The Board possesses cease and desist powers over a bank holding company if its actions or actions of any of its subsidi-aries represent unsafe or unsound practices or violations of law.

Federal law also regulates transactions among the Company and its affiliates, including the amount of a banking affiliate's loan to, or investments in, non-bank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state laws regulate the operations of the Company's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and the interest that may be charged thereon, restricting investments and other activities. The Company's bank affiliates are also limited in the amount of dividends that they may declare. Prior regulatory approval must be obtained before declaring any dividends if the amount of capital, surplus and retained earnings is below certain statutory limits.

As a national bank, EFSNB operates under the rules and regulations of the Comptroller of the Currency and is also a member of the Federal Reserve System, subject to provisions of the Federal Reserve Act. The Federal Deposit Insurance Corporation insures the domestic deposits of all the Banks. Periodic audits and regularly scheduled reports of financial information are required by all regulatory agencies.
Federal laws also regulate certain transactions among EFSNB and its affiliates, including Concord EFS,Inc.

The Company's EFT Services sold to financial institutions are regulated
by certain State and Federal banking laws.   Material changes in
federal or state regulation could increase the cost to the Company of providing EFT Services, change the competitive environment or otherwise adversely affect the Company. The Company is not aware of any such change which is pending.

In addition to regulation by federal and state laws and governmental agencies, the Company is subject to the rules and regulations of the various credit card and debit card associations and networks, including requirements for equity capital commensurate with processing transaction dollar volume.

Employees
---------
As of December 31, 1996, the Company employed 447 full and part-time personnel, including 53 data processing and technical employees, 320 in operations, and 74 in sales and administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in a large part on its ability to attract and
retain such employees.   The Company does not have employment contracts
with any of its personnel. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company considers its employee relations to be excellent.

Item 2.  PROPERTIES
The following table sets forth certain information concerning the principal facilities of the Company, all of which are leased:
              Approximate
               Area In
 Location     Square Feet     Primary Uses          Expiration
-----------   -----------   -----------------      -------------
Memphis, TN      43,375     Corporate Offices      July 31, 2000
                            & EFSNB Operations

Elk Grove, IL    20,330     Data Processing,       July 31, 1997
                            Field Service,
                            Concord Operations

Aurora, Co        3,072     Field Service          month to month

West Chester,
Pennsylvania      1,300     Field Service           May 31, 1997

The Company believes all facilities are adequate.

Item 3.  LEGAL PROCEEDINGS
The Company is a party to various routine lawsuits arising out of the conduct of its business, none of which are expected to have a material adverse effect upon the Company's financial condition or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of stockholders in the fourth quarter of fiscal 1996.
                                      PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS This information is included under the caption "Market Value For the Registrant's Common Stock and Related Stockholders Matters" on page 6 of the Company's Annual Report(the "Annual Report"),and is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA
This information is included under the caption "Selected Consolidated Financial Data" on page 1 of the Annual Report and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information is included under the captions "Management's Discus-sion and Analysis of Financial Condition and Results of Operations" on pages 3 and 4 of the Annual Report and is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The report of independent auditors and consolidated financial state-ments set forth below are included on pages 7 - 20 of the Annual
Report, and are incorporated herein by reference.

    Report of Independent Auditors.

    Consolidated Balance Sheets as of December 31, 1996 and 1995.

    Consolidated Statements of Income for the years ended
     December 31, 1996, 1995 and 1994.

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994.

    Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995, and 1994.

    Notes to Consolidated Financial Statements as of December 31, 1996.

Quarterly results of operations for the years ended December 31, 1996 and 1995 on page 5 of the Annual Report are incorporated herein by reference.

Schedule II, Valuation and Qualifying Accounts, is listed below. All schedules for which provision is made in the applicable accounting regulations of the Securities & Exchange Commission are not required under the related instructions and, therefore, have been omitted.

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                           CONCORD EFS, INC.

                         Balance  Charged to             Balance
                        Beginning  Costs and     *        End
                        of Period  Expenses  Deductions of Period
                        --------- ---------- ---------- ---------
Year ended
 December 31, 1996
 Allowance for
 uncollectible accounts  $759,435   $816,786   $691,470  $884,751
                         ========   ========   ========  ========
Year ended
 December 31, 1995
 Allowance for
 uncollectible accounts  $750,206   $500,000   $490,771  $759,435
                         ========   ========   ========  ========
Year ended
 December 31, 1994
 Allowance for
 uncollectible accounts  $605,247   $480,000   $355,041  $750,206
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
                                     PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See Item 13 below.

Item 11.  EXECUTIVE COMPENSATION
See Item 13 below.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT See Item 13 below.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to Items 10, 11, 12, and 13 is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997 under the captions "Election of Directors", "Executive Compensation", "Stock Options", Beneficial Ownership of Common Stock", and "Certain Transactions" and is incorporated herein by reference.
                                PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K
(a)  (1) and (2) --  The response to this portion of Item 14 is submitted as a separate section of this report.

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

    11   Statement Re:  Computation of Per-share Earnings.

    22   List of Subsidiaries
                                     Jurisdiction of
         Company                      Organization        Ownership
         -------                     ---------------      ---------
         Concord Computing Corp.         Delaware            100%
         EFS National Bank        National Bank Charter      100%
         Concord Equipment Sales         Tennessee           100%

    23   Consent of Independent Auditors

    27   Financial Data Schedule

         * Incorporated by reference from exhibits to the Registrant's Amendment No. 1 to Form 10-Q for quarter ended March 31, 1990.

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules --  The response to this portion of
                                      Item 14 is submitted as a
                                      seperate section of this report.

For the purposes of complying with the amendments to the rules governing the Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-60871.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Concord EFS, Inc.

                        By:/s/ Dan M. Palmer
                           -----------------
                           Dan M. Palmer
                           Chief Executive Officer
Date: March 31, 1997
                           /s/ Thomas J. Dowling
                           ---------------------
                           Thomas J. Dowling
                           Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                   Date
------------------------ -----------------------------  --------------
/s/ Dan M. Palmer        Chairman of the Board and CEO  March 31, 1997
-----------------        of the Company and EFS
Dan M. Palmer            National Bank

/s/ Edward A. Labry      President of the Company and   March 31, 1997
-------------------      EFS National Bank
Edward A. Labry III

/s/ Richard M. Harter    Director and Secretary of      March 31, 1997
---------------------    the Company
Richard M. Harter

/s/ David C. Anderson    Director of the Company        March 31, 1997
---------------------
David C. Anderson

/s/J. Richard Buchignani Director of the Company and    March 31, 1997
------------------------ EFS National Bank
J. Richard Buchignani

/s/  Joyce Kelso         Director of the Company and    March 31, 1997
----------------         EFS National Bank
Joyce Kelso

/s/  Richard P. Kiphart  Director of the Company        March 31, 1997
-----------------------
Richard P. Kiphart

/s/  Jerry D. Mooney     Director of the Company        March 31, 1997
--------------------
Jerry D. Mooney

/s/Paul L. Whittington   Director of the Company        March 31, 1997
----------------------
Paul L. Whittington