Form 10-Q
period 1997-03-31
CONCORD EFS INC
filed 1997-05-15
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



         For the quarter ended         Commission file number 0-13848
             March 31, 1997

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

                              _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $.33 1/3 par value, as of March 31, 1997 was 60,833,885.

                      CONCORD EFS, INC. AND SUBSIDIARIES


                                    INDEX

                                                    Page No.
                                                   ---------
PART I - Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of
   March 31, 1997 and December 31, 1996                1

  Condensed Consolidated Statements of Income for
   the Three Months ended March 31, 1997 and
   March 31, 1996                                      2

  Condensed Consolidated Statements of Cash Flows
   for the Three Months ended March 31, 1997 and
   March 31, 1996                                      3

  Notes to Condensed Consolidated Financial
   Statements                                          4

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations       5


PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K              7


Signatures                                             8


Exhibit 11 - Computation of Earnings Per Share

                      CONCORD EFS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                       March 31      December 31
                                         1997           1996
                                       --------      -----------
                                             (In thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents            $109,216         $ 96,164
  Securities available-for-sale          76,947           63,345
  Accounts receivable, net               42,509           38,248
  Inventories                             3,768            4,353
  Prepaid expenses and other              3,996            3,577
                                       --------         --------
                TOTAL CURRENT ASSETS    236,436          205,687

SECURITIES HELD-TO-MATURITY              56,173           56,714

OTHER ASSETS                              5,872            3,375

PROPERTY AND EQUIPMENT
  Less accumulated depreciation          75,379           73,819
  and amortization                       49,015           46,782
                                       --------         --------
                                         26,364           27,037
                                       --------         --------
                        TOTAL ASSETS   $324,845         $292,813
                                       ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other
   liabilities                         $ 73,211         $ 71,814
  Accrued liabilities                    25,853            2,849
  Current maturities of
   long-term debt                           424              418
                                       --------         --------
           TOTAL CURRENT LIABILITIES     99,488           75,081

LONG TERM DEBT, LESS
 CURRENT MATURITIES                         452              561

DEFERRED INCOME TAXES                     2,098            2,023

STOCKHOLDERS' EQUITY:
  Common Stock-par value $.33 1/3
   per share; authorized 80,000,000
   shares, issued 60,833,885 shares
   at March 31, 1997 and 60,817,424
   shares at December 31, 1996           20,278           20,272
  Other stockholders' equity            202,529          194,876
                                       --------         --------
          TOTAL STOCKHOLDERS' EQUITY    222,807          215,148
                                       --------         --------
               TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY   $324,845         $292,813
                                       ========         ========

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                      CONCORD EFS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                 Three Months Ended
                                      March 31
                             --------------------------
                               1997              1996
                             -------            -------
                     (In thousands, except earnings per share)
Revenues                     $47,045            $33,895

Cost of operations            34,951             24,534

Selling, general and
  administrative expenses      2,018              2,734
                             -------            -------
          OPERATING INCOME    10,076              6,627

Other income (expense):
  Interest income              2,273                658
  Interest expense               (16)               (27)
                             -------            --------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST    12,333              7,258

Income taxes                   4,400              2,640
                             -------            -------
    INCOME BEFORE MINORITY
                  INTEREST     7,933              4,618

Minority interest                                    42
                             -------            -------
                NET INCOME   $ 7,933            $ 4,660
                             =======            =======

Per share data:
  Weighted average common
  and common equivalent
  shares outstanding          62,849             58,804
                              ======             ======

  Earnings per share           $0.13              $0.08
                              ======             ======



See Notes to Condensed Consolidated Financial Statements
   - Unaudited

                      CONCORD EFS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                               Three Months Ended
                                                   March 31
                                              --------------------
                                               1997         1996
                                              -------      -------
                                                 (In thousands)
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                   $31,017      $ 9,185

INVESTING ACTIVITIES:
 Acquisition of property and equipment         (1,561)      (5,995)
 Purchases of securities available-for-sale   (32,700)      (4,498)
 Purchases of securities held-to-maturity      (8,915)
 Sale of securities avaialble-for-sale          2,996
 Maturities of securities available-for-sale   15,521
 Maturities of securities held-to-maturity      9,455           71
 Purchased merchant contracts                  (2,746)
                                              -------     --------
NET CASH USED IN INVESTING ACTIVITIES         (17,950)     (10,422)

FINANCING ACTIVITIES:
 Proceeds from sale of common stock                87        1,041
 Payments on notes payable                       (102)         (96)
                                              -------     --------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                             (15)         945
                                              -------      -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                   13,052         (292)

Cash and cash equivalents at beginning
 of period                                     96,164       36,573
                                              -------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $109,216     $ 36,281
                                             ========     ========


For purposes of these statements, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                      CONCORD EFS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                MARCH 31, 1997

BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1996.

The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


SECURITIES
Net unrealized loss on securities available-for-sale:

                                     March 31    December 31
                                      1997          1996
                                   ----------    -----------
Decrease in securities
  available-for-sale               $1,338,874       $757,606

Increase in deferred tax assets       465,000        261,000

Decrease in equity                    873,874        496,606


STOCKHOLDERS' MATTERS AND EARNINGS PER SHARE
Earnings per share and related per share data have been restated to reflect the stock splits through March 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 is not expected to be material.

                      CONCORD EFS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those com-templated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurence of unanticipated events or changes to future results over time.

RESULTS OF OPERATIONS
Revenues increased 39% in the first quarter of 1997 when compared to the same quarter of the prior year. Transaction processing revenue from Card Services (76% of total revenues in the first quarter 1997) increased 37% as new merchants were added and usage at existing merchants increased. Trucking Services (19% of total revenues in the first quarter 1997) increased 82%, driven by surcharge revenue at cash dispensing machines (ATM), ATM transaction processing fees and additional trucking companies using the Company's fuel and cash advance services. Check, EFT and Terminal Services (5% of total revenues in the first quarter 1997) offset these increases, declining 18%. The decrease was primarily attributable to competitive repricing in Check Services and the elimination of EFT Services in 1996.

Net income as a percentage of revenue increased in the first quarter of 1997 to 16.9% from 13.7% in the same quarter of the prior year. Historically, the Company has generated sales through senior management, commissioned telemarketing activities and outside sales representatives; however, in 1996 the Company reorganized its marketing activities to meet future growth objectives by increasing direct marketing staff, downsizing the telemarketing staff and entering into agreements with independent sales organizations to purchase individual merchant contracts and merchant portfolios. As the cost of merchant contracts and portfolio acquisitions are amortized over the average life of the contract, current year selling, general and administrative expenses decreased by approximately $2.5 million.


LIQUIDITY AND CAPITAL RESOURCES
The Company generated $16.7 million from operating activities for the first quarter of 1997, net of $14.3 million in securities purchased but not settled at March 31, 1997. The Company invested $1.6 million on capital additions, primarily new computer equipment. Additionally, the Company spent $2.7 million to purchase individual merchant contracts.

Significant changes in cash, accounts receivable and accounts payable result from the day of the week the period end falls combined with increases in settlement volume from one period to the next.

                       CONCORD EFS, INC. AND SUBIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The company has unused unsecured lines of credit of $10 million with financial institutions. The Company also holds securities with an approximately market value of $76.9 million that are available for operating needs or as collateral to obtain short term financing if needed.

With little debt, adequate credit and strong cash generation, the Company is in sound financial condition and expects to fund continued growth from currently available resources. EFS National Bank, a wholly-owned subsidiary of the company, exceeds required regulatory capital ratios. The Company's working capital ratio was approximately 2.4 to 1 at March 31, 1997.

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


                                 CONCORD EFS, INC.


Date: May 15, 1997      By:     /s/ Dan M. Palmer
                                ------------------------
                                Dan M. Palmer
                                Chief Executive Officer



Date: May 15, 1997      By:    /s/ Thomas J. Dowling
                               -------------------------
                               Thomas J. Dowling
                               Vice President & Controller

                                                                EXHIBIT 11

                      CONCORD EFS, INC. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE



                                           Three Months
                                              Ended
                                             March 31
                                     --------------------------
                                        1997             1996
                                       -------          -------
                              (In thousands, except earnings per share)
For primary earnings per share:

 Net income                            $ 7,933          $ 4,660
                                       =======          =======


 Weighted average of common shares
  outstanding                           60,821           56,368
 Weighted average common stock
  equivalent shares for stock options
  by treasury stock method               2,028            2,436
                                       -------          -------
 Weighted average common and common
  equivalent shares                     62,849           58,804
                                       =======          =======

 Per share amount                        $0.13            $0.08
                                       =======           ======


For fully diluted earnings per share:

 Net income                            $ 7,933          $ 4,660
                                       =======          =======

 Weighted average common and common
  equivalent shares for primary
  earnings per share                    62,849           58,804
 Add shares representing additional
  shares for stock options based on
  period-end market price                                    42
                                       -------          -------
 Weighted average common and common
  equivalent shares-fully diluted
  basis                                 62,849           58,846
                                       =======          =======

 Per share amount                        $0.13            $0.08
                                       =======           ======