Form 10-Q
period 1997-06-30
CONCORD EFS INC
filed 1997-08-14
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



         For the quarter ended         Commission file number 0-13848
             June 30, 1997

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

                              _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $.33 1/3 par value, as of June 30, 1997 was 61,251,767.

                 CONCORD EFS, INC. AND SUBSIDIARIES

                                INDEX



                                                      Page No.
                                                      --------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of
   June 30, 1997 and December 31, 1996                    1

  Condensed Consolidated Statements of Income for
   the Three Months and Six Months ended June 30, 1997
   and June 30, 1996                                      2

  Condensed Consolidated Statements of Cash Flows
   for the Six Months ended June 30, 1997 and
   June 30, 1996                                          3

  Notes to Condensed Consolidated Financial
   Statements                                             4

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations          5


PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                 7


Signatures                                                8


Exhibit 11 - Computation of Earnings Per Share

                      CONCORD EFS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                        June 30      December 31
                                         1997           1996
                                       --------      -----------
                                             (In thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents            $104,691         $ 96,164
  Securities available-for-sale          94,979           63,345
  Accounts receivable, net               47,362           38,248
  Inventories                             6,027            4,353
  Prepaid expenses and other              5,762            3,577
                                       --------         --------
                TOTAL CURRENT ASSETS    258,821          205,687

SECURITIES HELD-TO-MATURITY              54,744           56,714

OTHER ASSETS                              8,249            3,375

PROPERTY AND EQUIPMENT                   79,224           73,819
  Less accumulated depreciation
  and amortization                       51,385           46,782
                                       --------         --------
                                         27,839           27,037
                                       --------         --------
                        TOTAL ASSETS   $349,653         $292,813
                                       ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other
   liabilities                         $ 79,204         $ 71,814
  Accrued liabilities                    11,700            2,849
  Current maturities of
   long-term debt                           431              418
                                       --------         --------
           TOTAL CURRENT LIABILITIES     91,335           75,081

LONG TERM DEBT, LESS
 CURRENT MATURITIES                      18,342              561

DEFERRED INCOME TAXES                     2,212            2,023

STOCKHOLDERS' EQUITY:
  Common Stock-par value $.33 1/3
   per share; authorized 100,000,000
   shares, issued 61,251,767 shares
   at June 30, 1997 and 60,817,424
   shares at December 31, 1996           20,417           20,272
  Other stockholders' equity            217,347          194,876
                                       --------         --------
          TOTAL STOCKHOLDERS' EQUITY    237,764          215,148
                                       --------         --------
               TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY   $349,653         $292,813
                                       ========         ========
See Notes to Condensed Consolidated Financial Statements - Unaudited.

                      CONCORD EFS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                               Three Months             Six Months
                                  Ended                   Ended
                                 June 30                 June 30
                            ------------------      ------------------
                             1997       1996         1997       1996
                            -------    -------      -------    -------
                            (In thousands, except earnings per share)
Revenues                    $56,759    $40,857      $103,804   $74,752

Cost of operations           41,536     28,503        76,487    53,037
Selling, general and
  administrative expenses     1,879      3,224         3,897     5,958
                            -------    -------       -------   -------
          OPERATING INCOME   13,344      9,130        23,420    15,757
Other income (expense):
  Interest income             2,455        657         4,728     1,315
  Interest expense              (99)       (25)         (115)      (53)
                            -------    --------      -------   -------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST   15,700      9,762        28,033    17,019

Income taxes                  5,570      3,449         9,970     6,089
                            -------    -------       -------   -------
    INCOME BEFORE MINORITY
                  INTEREST   10,130      6,313        18,063    10,930

Minority interest                          (42)
                            -------    -------       -------   -------
                NET INCOME  $10,130    $ 6,271       $18,063   $10,930
                            =======    =======       =======   =======

Per share data:
  Weighted average common
  and common equivalent
  shares outstanding         62,868     59,171        62,858    58,988
                             ======     ======        ======    ======

  Earnings per share          $0.16      $0.11         $0.29     $0.19
                             ======     ======        ======    ======



See Notes to Condensed Consolidated Financial Statements
   - Unaudited

                      CONCORD EFS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                Six Months Ended
                                                    June 30
                                             ---------------------
                                               1997         1996
                                             --------      -------
                                                 (In thousands)
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                   $28,582      $10,421

INVESTING ACTIVITIES:
 Acquisition of property and equipment         (5,405)      (8,714)
 Purchases of securities available-for-sale   (58,643)      (6,463)
 Purchases of securities held-to-maturity      (8,915)      (1,475)
 Sale of securities available-for-sale         11,279
 Maturities of securities available-for-sale   15,949
 Maturities of securities held-to-maturity     10,884
 Purchased merchant contracts                  (5,276)         198
                                             --------      -------
NET CASH USED IN INVESTING ACTIVITIES         (40,127)     (16,454)

FINANCING ACTIVITIES:
 Proceeds from notes payable                   18,000
 Proceeds from exercise of stock options        2,278        1,624
 Payments on notes payable                       (206)        (193)
                                             --------     --------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                          20,072        1,431
                                             --------      -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    8,527       (4,602)

Cash and cash equivalents at beginning
 of period                                     96,164       36,573
                                             --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $104,691     $ 31,971
                                             ========     ========


For purposes of these statements, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.


See Notes to Condensed Consolidated Financial Statements - Unaudited.

                      CONCORD EFS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                JUNE 30, 1997

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1996.

The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Securities

Net unrealized loss on securities available-for-sale:

                                     June 30     December 31
                                      1997          1996
                                   ----------    -----------
Decrease in securities
  available-for-sale                 $538,073       $757,606

Increase in deferred tax assets       184,000        261,000

Decrease in equity                    354,073        496,606



Stockholders' Matters and Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the second quarter and six months ended June 30, 1997, and June 30, 1996 is not expected to be material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future results over time.

RESULTS OF OPERATIONS
Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996:

Revenues increased 39% in the second quarter of 1997 when compared to the same quarter of the prior year. Transaction processing revenue from Card Services (76% of total revenues) increased 37% as new merchants were added and usage at existing merchants increased. Trucking Services (20% of total revenues) increased 87%, driven by surcharge revenue at cash dispensing machines (ATM), ATM transaction fees, ATM processing fees and additional trucking companies using the Company's fuel and cash advance services. Check, EFT and Terminal Services (4% of total revenues) offset these increases, declining 29%. The decrease was primarily attributable to competitive repricing in Check Services and lower product sales in Terminal Services.

Net income as a percentage of revenue increased in the second quarter of 1997 to 17.8% from 15.3% in the same quarter of the prior year. Three main factors to the percentage change were: increased operating costs primarily from interchange related expenses, offset by reduced selling, general and administrative expenses and increased interest income. The following summarizes the decrease in selling, general and administrative costs. Historically, the Company has generated sales through senior management, commissioned telemarketing activities and outside sales representatives; however, in 1996 the Company reorganized its marketing activities to meet future growth objectives by increasing direct marketing staff, downsizing the telemarketing staff and entering into agreements with independent sales organizations to purchase individual merchant contracts and merchant portfolios. As the cost of merchant contracts and portfolio acquisitions are capitalized and amortized over the average life of the contract, current second quarter 1997 selling, general and administrative expenses decreased by approximately $2.5 million when compared to the prior year.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996:

Revenues increased 39% for the six months ended June 30, 1997 when compared to the same period of the prior year. Transaction processing revenue from

Card Services (76% of total revenues) increased 37% as new merchants were added and usage at existing merchants increased. Trucking Services (19% of total revenues) increased 85%, driven by surcharge revenue at cash dispensing machines (ATM), ATM transaction fees, ATM processing fees and additional trucking companies using the Company's fuel and cash advance services.
Check, EFT and Terminal Services (5% of total revenues) offset these increases, declining 24%. The decrease was primarily attributable to competitive repricing in Check Services and lower product sales in Terminal Services.

Net income as a percentage of revenue increased for the six months ended June 30, 1997 to 17.4% from 14.6%. The percentage changes for the six months are comparable to the three month period above and the discussion of changes for the three month period is consistent with the six month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $28.6 million from operating activities for the six months ended June 30, 1997. Investment securities purchases were $29.4 million, net of sales and maturities. Notes payable of $18.0 milion were utilized to fund a portion of the security purchases. $5.4 million was spent capital additions, primarily new computer equipment. The Company spent $5.3 million to purchase individual merchant contracts.

Significant changes in cash, accounts receivable and accounts payable result from the day of the week the period end falls combined with increases in settlement volume from one period to the next.

The Company has unused unsecured lines of credit of $10 million with financial institutions. The Company also holds securities with an approximate market value of $124 million that are available for operating needs or as collateral to obtain short term financing if needed.

With little debt, adequate credit and strong cash generation, the Company is in sound financial condition and expects to fund continued growth from currently available resources. EFS National Bank, a wholly-owned subsidiary of the Company, exceeds required regulatory capital requirements. The Company's working capital ratio was approximately 2.8 to 1 at June 30, 1997.

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


                                 CONCORD EFS, INC.



Date: August 14, 1997      By:  /s/ Dan M. Palmer
                                ---------------------------
                                Dan M. Palmer
                                Chief Executive Officer



Date: August 14, 1997      By:  /s/ Thomas J. Dowling
                                ---------------------------
                                Thomas J. Dowling
                                Vice President & Controller

                                                                  EXHIBIT 11

                      CONCORD EFS, INC. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE



                                        Three Months       Six Months
                                           Ended             Ended
                                          June 30           June 30
                                      ----------------  ----------------
                                       1997     1996     1997     1996
                                      ------   -------  ------   -------
                                  (In thousands, except earnings per share)
For primary earnings per share:

 Net income                           $10,130  $ 6,271  $18,063  $10,930
                                      =======  =======  =======  =======


 Weighted average of common shares
  outstanding
 Weighted average common stock         61,110   56,600   60,966   56,484
  equivalent shares for stock options
  by treasury stock method              1,758    2,571    1,892    2,504
                                      -------  -------  -------  -------
 Weighted average common and common
  equivalent shares                    62,868   59,171   62,858   58,988
                                      =======  =======  =======  =======

 Per share amount                       $0.16    $0.11    $0.29    $0.19
                                      =======   ======  =======   ======


For fully diluted earnings per share:

 Net income                           $10,130  $ 6,271  $18,063  $10,930
                                      =======  =======  =======  =======

 Weighted average common and common
  equivalent shares for primary
  earnings per share                   62,868   59,171   62,858   58,988
 Add shares representing additional
  shares for stock options based on
  period-end market price                 193      120      176       81
                                      -------  -------  -------  -------
 Weighted average common and common
  equivalent shares-fully diluted
  basis                                63,061   59,291   63,034   59,069
                                      =======  =======  =======  =======

 Per share amount                       $0.16    $0.11    $0.29    $0.19
                                      =======  =======  =======  =======