Form 10-Q
period 1997-09-30
CONCORD EFS INC
filed 1997-11-14
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



         For the quarter ended         Commission file number 0-13848
          September 30, 1997

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

                              _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $.33 1/3 par value, as of September 30, 1997 was 61,708,784.

                 CONCORD EFS, INC. AND SUBSIDIARIES

                            INDEX

                                                    Page No.
                                                   ---------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of
   September 30, 1997 and December 31, 1996            1

  Condensed Consolidated Statements of Income for
   the Three Months and Nine Months ended September
   30, 1997 and September 30, 1996                     2

  Condensed Consolidated Statements of Cash Flows
   for the Nine Months ended September 30, 1997
   and September 30, 1996                              3

  Notes to Condensed Consolidated Financial
   Statements                                          4

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations       6


PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K              8


Signatures                                             9


Exhibit 11 - Computation of Earnings Per Share

                      CONCORD EFS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                         September 30    December 31
                                             1997           1996
                                         ------------    -----------
                                             (In thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $ 73,179       $ 96,164
  Securities available-for-sale               103,266         63,345
  Accounts receivable, net                     41,358         38,248
  Inventories                                   4,894          4,353
  Other assets                                  3,710          3,577
                                             --------       --------
                TOTAL CURRENT ASSETS          226,407        205,687

SECURITIES HELD-TO-MATURITY                    55,138         56,714

OTHER ASSETS, NET                              11,251          3,375

PROPERTY AND EQUIPMENT                         83,485         73,819
  Less accumulated depreciation
  and amortization                             54,079         46,782
                                             --------       --------
   NET PROPERTY AND EQUIPMENT                  29,406         27,037
                                             --------       --------
                        TOTAL ASSETS         $322,202       $292,813
                                             ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other liabilities     $ 37,234       $ 71,814
  Accrued liabilities                           7,943          2,849
  Current maturities of long-term debt            438            418
  Income taxes payable                            297
                                             --------       --------
           TOTAL CURRENT LIABILITIES           45,912         75,081

LONG TERM DEBT, LESS CURRENT MATURITIES        18,230            561

DEFERRED INCOME TAXES                           2,067          2,023

STOCKHOLDERS' EQUITY:
  Common Stock-$.33 1/3 per share par
   value; 100,000,000 shares authorized,
   61,708,784 issued and outstanding at
   September 30, 1997 and 60,817,424
   shares at December 31, 1996                 20,570         20,272
  Other stockholders' equity                  235,423        194,876
                                             --------       --------
          TOTAL STOCKHOLDERS' EQUITY          255,993        215,148
                                             --------       --------
               TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY         $322,202       $292,813
                                             ========       ========

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                      CONCORD EFS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                Three Months             Nine Months
                                   Ended                    Ended
                                September 30            September 30
                             ------------------     -------------------
                               1997       1996         1997       1996
                             -------   --------     --------   --------
                             (In thousands, except earnings per share)
Revenue                      $64,716    $44,051     $168,520   $118,803

Cost of operations            47,811     31,748      124,299     84,786
Selling, general and
  administrative expenses      2,215      2,145        6,111      8,103
                             -------    -------     --------   --------
          OPERATING INCOME    14,690     10,158       38,110     25,914
Other income (expense):
  Interest income              3,295        885        8,023      2,200
  Interest expense              (299)       (20)        (413)       (72)
                             -------    -------      -------   --------
INCOME BEFORE INCOME TAXES    17,686     11,023       45,720     28,042

Income taxes                   6,264      3,874       16,234      9,963
                             -------    -------      -------    -------
                NET INCOME   $11,422    $ 7,149      $29,486    $18,079
                             =======    =======      =======    =======

Per share data:
  Weighted average common
  and common equivalent
  shares outstanding          63,615     59,491       63,110     59,156
                              ======     ======       ======     ======

  Earnings per share           $0.18      $0.12        $0.47      $0.31
                              ======     ======       ======     ======



See Notes to Condensed Consolidated Financial Statements
   - Unaudited

                      CONCORD EFS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                               Nine Months Ended
                                                 September 30
                                              --------------------
                                               1997         1996
                                              -------      -------
                                                 (In thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES     $10,284      $59,936

INVESTING ACTIVITIES:
 Acquisition of property and equipment         (9,666)     (12,247)
 Purchases of securities available-for-sale   (98,444)      (7,253)
 Purchases of securities held-to-maturity     (13,138)     (11,551)
 Sale of securities available-for-sale         40,722
 Maturities of securities available-for-sale   18,512
 Maturities of securities held-to-maturity     14,713          345
 Purchased merchant contracts                  (9,033)      (1,432)
 Buyout of minority shareholders                              (665)
                                              -------      -------
NET CASH USED IN INVESTING ACTIVITIES         (56,334)     (32,803)

FINANCING ACTIVITIES:
 Proceeds from exercise of stock options        5,376        4,249
 Proceeds from long-term debt                  18,000
 Payments on current maturities of long-term
 debt                                            (311)        (292)
                                              -------      -------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                          23,065        3,957
                                              -------      -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  (22,985)      31,090

Cash and cash equivalents at beginning
 of period                                     96,164       36,573
                                              -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $73,179      $67,663
                                              =======      =======

For purposes of these statements, the Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                      CONCORD EFS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              September 30, 1997

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1996.

The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Securities

Net unrealized loss on securities available-for-sale:

                                  September 30   December 31
                                      1997          1996
                                   -----------   -----------
Decrease in securities
  available-for-sale                   $46,261      $757,606

Increase in deferred tax assets         11,272       261,000

Decrease in equity                      34,989       496,606


Recent Accounting Pronouncements

Earnings Per Share
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the third quarter and nine months ended September 30, 1997, and September 30, 1996 is not expected to be material.

                      CONCORD EFS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Comprehensive Income
In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements.

Segment Reporting
In June 1997, the FASB issued SFAS no. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. SFAS No. 131 will become effective in 1998.

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

RESULTS OF OPERATIONS
Quarter Ended September 30, 1997 Compared to Quarter Ended September 30,
1996:

Revenue increased 47% in the third quarter of 1997 when compared to the same quarter of the prior year. Transaction processing revenue from Card Services (77% of total revenue) increased 46% as new merchants were added and usage at existing merchants increased. Trucking Services (17% of total revenue) increased 63%, driven by surcharge revenue at cash dispensing machines (ATM), ATM transaction fees, ATM processing fees and additional trucking companies using the Company's fuel and cash advance services. Check and Terminal Services (6% of total revenue) increased 20% as terminal sales increased due to merchant additions and increasing EBT participation.

Net income as a percentage of revenue increased in the third quarter of 1997 to 17.7% from 16.2% in the same quarter of the prior year. Three main factors to the percentage change were: increased operating costs primarily from Card Service volume related expenses, offset by selling, general and administrative expenses growth at a lower rate than revenue, and increased interest income. Selling, general and administrative expenses increased only 3% when compared to the third quarter of the prior year. The Company reorganized its marketing activities in the third quarter of the prior year and selling, general and administrative expenses have been maintained at a lower growth rate causing a corresponding increase to net income as a percentage of revenue. Interest income increased as proceeds from the Company's secondary offering in October 1996 and funds generated by operations were invested in agency, mortgage-backed, treasury and municipal securities.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996:

Revenue increased 42% for the nine months ended September 30, 1997 when compared to the same period of the prior year. Transaction processing revenue from Card Services (77% of total revenue) increased 41% as new merchants were added and usage at existing merchants increased. Trucking Services (18% of total revenue) increased 76%, driven by surcharge revenue at cash dispensing machines (ATM), ATM transaction fees, ATM processing fees and additional trucking companies using the Company's fuel and cash advance services.
Check and Terminal Services (5% of total revenue) offset these increases, declining 8%. The decrease was primarily attributable to competitive repricing in Check Services.

                      CONCORD EFS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS (continued)
Net income as a percentage of revenue increased for the nine months ended September 30, 1997 to 17.5% from 15.2%. Three main factors to the percentage change were: increased operating costs primarily from Card Service volume related expenses, offset by reduced selling, general and administrative expenses and increased interest income. The decrease in selling, general and administrative costs resulted primarily from the Company's reorganization of its marketing activities in the third quarter of 1996. Interest income increased as proceeds from the Company's secondary offering in October 1996 and funds generated from operations were invested in agency, mortgage-backed, treasury and municipal securities.

LIQUIDITY AND CAPITAL RESOURCES
The Company generated $10.3 million from operating activities for the nine months ended September 30, 1997. Investment securities purchases were $37.6 million, net of sales and maturities. Notes payable of $18.0 million were utilized to fund a portion of the security purchases. $9.7 million was spent on capital additions, primarily new computer equipment. The Company spent $9.0 million to purchase individual merchant contracts from independent sales organizations.

Significant changes in cash, accounts receivable and accounts payable result from the day of the week the period end falls combined with increases in settlement volume from one period to the next.

The Company has unused unsecured lines of credit of $10 million with financial institutions. The Company also holds securities with an approximate market value of $121 million that are available for operating needs or as collateral to obtain short term financing if needed.

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


                                 CONCORD EFS, INC.



Date: November 14, 1997      By:    /s/ Dan M. Palmer
                                    Dan M. Palmer
                                    Chief Executive Officer



Date: November 14, 1997      By:    /s/ Thomas J. Dowling
                                    Thomas J. Dowling
                                    Vice President & Controller

                                                                EXHIBIT 11

                      CONCORD EFS, INC. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE



                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30     September 30
                                      ----------------  ----------------
                                       1997     1996     1997     1996
                                      -------  -------  -------  -------
                                   (In thousands, except earnings per share)
For primary earnings per share:

 Net income                           $11,422  $ 7,149  $29,486  $18,079
                                      =======  =======  =======  =======


 Weighted average of common shares
  outstanding                          61,491   57,016   61,141   56,662
 Weighted average common stock
  equivalent shares for stock options
  by treasury stock method              2,124    2,475    1,969    2,494
                                      -------  -------  -------  -------
 Weighted average common and common
  equivalent shares                    63,615   59,491   63,110   59,156
                                      =======  =======  =======  =======

 Per share amount                       $0.18    $0.12    $0.47    $0.31
                                      =======   ======  =======   ======


For fully diluted earnings per share:

 Net income                           $11,422  $ 7,149  $29,486  $18,079
                                      =======  =======  =======  =======

 Weighted average common and common
  equivalent shares for primary
  earnings per share                   63,615   59,491   63,110   59,156
 Add shares representing additional
  shares for stock options based on
  period-end market price                                    81       52
                                      -------  -------  -------  -------
 Weighted average common and common
  equivalent shares-fully diluted
  basis                                63,615   59,491   63,191   59,208
                                      =======  =======  =======  =======

 Per share amount                       $0.18    $0.12    $0.47    $0.31
                                      =======  =======  =======  =======