Form 10-K
period 1997-12-31
CONCORD EFS INC
filed 1998-03-31
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission file number 2-89213

                                CONCORD EFS, INC.
             (Exact name of registrant as specified in its charter)

                               Delaware 04-2462252
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Disclosure of delinquent filings pursuant to Item 405 of Regulation S-K will be contained in the registrant's proxy statement for its 1998 annual meeting of shareholders, which statement is incorporated by reference in Part III of this Form 10-K. Yes ___ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 9, 1998 was $2,061,416,942.

The number of shares of the registrant's Common Stock outstanding as of March 9, 1998 was 61,997,502.

                        DOCUMENTS INCORPORATED BY REFERENCE
PART II
Portions  of  this   Registrant's   1997  Annual  Report  to  Shareholders   are
incorporated by reference into Items 5, 6, 7 and 8.

PART III
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998 are incorporated by reference into Items 10, 11, 12 and 13.

                                CONCORD EFS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
Item No.                                                                    Page
                                     PART I
1.   Business
       Overview                                                                1
       Subsidiaries                                                            2
       Description of Business                                                 3
       Data Processing and Field Service Support                               6
       Marketing and Customers                                                 6
       Competition                                                             7
       Supervision and Regulation                                              8
       Employees                                                               9

2.   Properties                                                                9

3.   Legal Proceedings                                                         9

4.   Submission of Matters to a Vote of Security Holders                       9

                                     PART II
5.   Market for Registrant's Common Stock
       and Related Stockholder Matters                                         9

6.   Selected Financial Data                                                   9

7.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations                          10

8.   Financial Statements and Supplementary Data                              10

9.   Changes In and Disagreements with Accountants
       on Accounting and Financial Disclosures                                10

                                    PART III
10.  Directors and Executive Officers of the Registrant                       10

11.  Executive Compensation                                                   10

12.  Security Ownership of Certain Beneficial Owners
       and Management                                                         10

13.  Certain Relationships and Related Transactions                           10

                                     PART IV
14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                                            12

Index to Exhibits                                                             12

Signatures                                                                    14

                                     PART I
This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include general economic conditions, significant changes in the federal and state legal and regulatory environment, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 1.  BUSINESS

Overview
Concord EFS, Inc. and its subsidiaries (the Company or Concord) provide electronic transaction authorization, processing, settlement and funds transfer services in selected markets. The Company's primary activity is Card Services, which involves the provision of integrated electronic transaction services for credit card, debit card and electronic benefits transfer ("EBT") card transactions to supermarket chains, grocery stores, convenience store merchants and other retailers. The Company believes it is one of the few fully integrated transaction processors, supplying electronic payment and verification terminals, cash dispensing machines ("ATMs"), processing services, payment settlement, depository services and transaction data compilation. In addition, the Company is one of the few companies offering full credit and debit card processing on a nationwide basis.

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

Concord offers merchants a cost-effective, reliable, turnkey debit and credit card processing system. The Company is able to provide its system on a profitable basis because of its low-cost operational structure, which includes efficient marketing, volume purchasing arrangements with equipment and communications vendors, and direct membership by its subsidiary, EFS National Bank, in bank card associations (such as VISA, and MasterCard) and national and regional debit card networks (such as Interlink, MAC, Explore and NYCE). In 1992, Concord entered into an agreement with the National Grocers Association, Inc. ("NGA") whereby Concord became the preferred vendor of the NGA for electronic payment services for a range of applications, including both turnkey packaged solutions and customized payment service agreements covering credit and debit card transaction processing. The agreement has enabled Concord to increase substantially its grocery store customer base. The Company believes a growing percentage of grocery transactions use credit, debit or EBT cards for payment.

The Company seeks to grow its funds transfer and payment transaction processing business by providing a fully integrated range of transfer and processing services at competitive prices. The principal elements of the Company's strategy include the following:

1) The Company focuses on specific markets that historically have been under served by the transaction processing industry, seeking a diverse group of customers with low credit risk profiles.

2) The Company seeks to be a low-cost, highly reliable provider of electronic payment processing services by providing a fully integrated range of relevant services, including designing equipment solutions, selling and leasing equipment, authorizing transactions, capturing information on its own host computer, directly participating in all major credit and debit card associations and networks, and effecting settlement of payment transactions and transfer of funds.

3) The Company offers maximum technological versatility for the provisions of equipment of different manufacturers, in order to provide a tailored solution to the customer's specific needs.

4)The Company adheres to a balanced marketing approach through the use of internal marketing specialists, independent sales representatives and a number of independent sales organizations ("ISOs") in an effort to provide, at the most efficient cost, broader access to new merchant customers and portfolio acquisition opportunities nationwide.

Subsidiaries
EFS National Bank (EFSNB), the largest subsidiary of the Company, sells credit, debit, and electronic benefits transfer (EBT) card authorization, data capture and settlement services to retailers and grocery stores. It also sells cash card and cash forwarding services to trucking companies through agreements with a network of truck stops.

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

During 1997, the Company made two acquisitions that were immaterial to the financial statements. The Company purchased a federal savings bank charter in July 1997 and began operations as EFS Federal Savings Bank (EFSFSB) in August 1997 to facilitate the strategic deployment of cash dispensing machines and bank branches at selected truckstops. The Company also merged with Pay Systems of America, Inc. (PSA) in a pooling of interests on December 15, 1997. PSA is a Nashville, Tennessee based payroll processing company.

Description of Business
The Company operates in the transaction processing and payment services industry, providing targeted markets with a fully integrated range of services and products for credit card, debit card and EBT card transactions, trucking company services, check verification data compilation, payroll processing and payment settlement.

The following table is a listing of revenues by service type for the three years ended December 31:
                                       1997        1996        1995
                                     --------    --------    --------
                                              (in thousands)
     Card Services                   $185,918    $129,658    $ 95,906
     Trucking Services                 42,064      24,301      16,687
     Check Verification Services        6,345       6,905       8,485
     EFT and Terminal Services          5,677       5,836       6,684
                                     --------    --------    --------
                                     $240,004    $166,700    $127,762
                                     ========    ========    ========

As transaction service revenues are similar in nature, total operating expenses are not directly attributable to any individual revenue type.

Card Services
Card services accounted for 77% of the Company's revenue for the year ended December 31, 1997. The Company processes credit card transactions using VISA, MasterCard, Discover, American Express, Diners Club and JCB cards. The Company processes debit card transactions for banks issuing such cards, which permit direct payment debit from the POS terminal against the cardholder's deposit account. In addition, in those states where EBT programs have been implemented, the Company similarly processes payments effected with EBT cards against funds made available by public assistance benefit programs through the primary EBT third-party providers.

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

Trucking Services
The Company's trucking services accounted for 18% of its revenue for the year ended December 31, 1997. The Company provides a variety of flexible payment systems that enable truckers to use payment cards to purchase fuel and services and to obtain cash advances at more than 4,000 truck stops. Through its national bank subsidiary, EFSNB, the Company offers payroll and cash distribution programs to trucking companies and truck drivers. In connection with the issuance of ATM bank cards to truck drivers and payroll distribution programs, EFSNB opens individual payroll deposit accounts and/or full service checking accounts in the truck drivers' names. Payroll deposit accounts are special purpose accounts for deposit by the trucking company of payments for the drivers' accounts, with the drivers' benefits limited to the right of
withdrawal.   Under  this  program,   the  trucking  company  transmits  payment
instructions to EFSNB, and the specified funds are made available to the designated drivers within minutes. A substantial number of truck drivers with payroll deposit accounts choose to open full-service checking accounts with EFSNB.

The Company also provides trucking companies with private label fuel cards for use by their drivers. When such fuel cards are utilized, the Company gathers fuel purchase and other trucking data at the same time as it processes the payment transactions; the data gathered by the Company includes truck vehicle and trailer identification numbers and odometer mileage, in addition to fuel volume and expenditure information. The data gathered from aggregate transactions of a trucking company provides current information with respect to fuel volume usage, fuel expenditures, vehicle and driver tracking and truck routine maintenance schedules. The trucking company customer has real-time direct access to the Company's database for the trucking company's drivers and operations.

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

The Company also processes ATM transactions for ATM owners at casinos, truckstops, grocery stores and other retail merchants. Fee income is generated from the authorization and settlement of ATM withdrawals at these locations.

Check Verification Services
The Company provides check verification programs, which may be customized to a particular merchant's needs or to a particular market. The Company's check payment verification services accounted for approximately 3% of its revenue for the year ended December 31, 1997.

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

Beginning in the fall of 1995, the Company began to offer a new check verification program for electronic comparison of a tendered check against a nationwide multi-merchant database which aggregates the bad check experiences of all participating merchants. The Company has entered into arrangements with two providers of such nationwide check history databases. For check verification utilizing a nationwide database, the merchant "swipes" the magnetic ink bank and account identification ("MICR") line of the check using an electronic check reader, and the check account number is immediately compared against the nationwide database, which will not verify the tendered check while a previous bad check on such account remains outstanding against any other merchant using the database. The Company is able to customize a particular merchant's use of the nationwide database to include checking against various identification references in addition to the check MICR, such as the driver's license number and social security number of the purchaser. Currently, the Company's fees deriving from check verification, utilizing the nationwide databases, represent an insignificant portion of total check verification revenues; however, the Company believes merchant use of the nationwide verification databases will increase as their benefits become more widely known.

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

Data Processing and Field Service Support
The Company maintains a data processing facility in Elk Grove, Illinois, primarily for the Company's Check Services and EFT Services, and a data processing facility in Memphis, Tennessee for Trucking Services and Card Services. These facilities utilize fully redundant computers which provide the high levels of availability and the transaction speed necessary for processing large numbers of financial transactions. Backup power is available to provide service in the event of power failure at a computer center. The Company maintains dedicated telephone networks, packet switching networks and In-Watts networks connecting data processing centers to retail stores where transaction and electronic funds transfer terminals are located.

The Company also provides field support and repair services for POS terminal installations. The Company maintains field support and repair facilities in Elk Grove, Illinois, Aurora, Colorado and West Chester, Pennsylvania.

Marketing and Customers
The Company markets its services and products on a nationwide basis directly and through ISOs and independent sales representatives to supermarket chains, grocery stores, convenience store merchants, other retailers, electronic funds transfer networks, financial institutions and trucking companies. Historically, the Company has grown its merchant customer base primarily through its in-house telemarketing and sales force working with independent contractor sales representatives nationwide. During 1996, the Company reorganized its sales and marketing activities relating to its card services business by adding marketing professionals focused upon multi-store merchants in certain specialized markets, by reducing the Company's in-house telemarketing staff, and by outsourcing a portion of its telemarketing activities to independent sales organizations and by expanding its relationships with ISOs nationwide. The Company's strategy is to increase its in-house marketing expertise in certain specialized market areas and broaden its access to growth opportunities nationwide by utilizing the broader market penetration of ISOs. The Company believes that the most promising growth opportunities currently exist in certain small retail merchant chains in specialized markets, and in the acquisition of merchant processing portfolios developed by smaller processing services providers.

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

The Company, through its recent acquisition of PSA, will begin selling payroll processing services to its retail, grocery store, trucking company and truckstop merchants. Management believes the payroll processing business is a large and growing market that will grow even faster as governmental requirements for electronic filings of reports increase the accounting burden for small businesses. As these businesses outsource the payroll process, growth opportunities in this market will increase further.

The Company's sales offices are located in suburbs of Memphis, Tennessee and Chicago, Illinois. The Company's executive officers actively participate in the Company's marketing efforts.

Competition
The markets for electronic payment processing, credit and debit card payment settlement, check authorization programs, fuel card and cash forwarding services, and ATM services are all highly competitive. The Company's principal competitors include major national and regional banks, local processing banks, non-bank processors and other independent service organizations, many of which have substantially greater capital, management, marketing and technological resources than those of the Company. In each of the Company's largest service types, the Company competes against other companies who have a dominate share of each market. Management estimates the three largest credit and debit card processors account for roughly 50% of the total credit and debit card sales volume in 1997. Management estimates a single competitor accounts for well in excess of 50% of the total dollar volume of payment transaction processing for the trucking industry. Another single competitor accounts for in excess of 50% of the total dollar volume of check verifications. There can be no assurance that the Company will continue to be able to compete successfully with such competitors.

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

The Company also competes with other electronic payment processing organizations for growth opportunities. The recent trend of consolidation in the banking industry in the Untied States has resulted in fewer opportunities for merchant portfolio acquisitions, as many small banks have been acquired by large banks, some of which are competitors with the Company in the provision of processing services.

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

As a national bank, EFSNB operates under the rules and regulations of the Office of the Comptroller of the Currency and is also a member of the Federal Reserve System, subject to provisions of the Federal Reserve Act. The Federal Deposit Insurance Corporation insures the domestic deposits of all the Banks. Periodic audits and regularly scheduled reports of financial information are required by all regulatory agencies. Federal laws also regulate certain transactions among EFSNB and its affiliates, including Concord EFS, Inc.

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

Employees
As of December 31, 1997, the Company employed 592 full and part-time personnel, including 55 data processing and technical employees, 448 in operations, and 89 in sales and administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in a large part on its ability to attract and retain such employees. The Company does not have employment contracts with any of its personnel. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company considers its employee relations to be excellent.

Item 2.  PROPERTIES
The following table sets forth certain information concerning the principal facilities of the Company, all of which are leased:

                         Approximate
                           Area In                                   Lease
    Location             Square Feet       Primary Uses            Expiration
----------------         -----------    ------------------       ---------------
Memphis, TN                 43,375      Corporate Offices        July 31, 2000
                                        & EFSNB Operations

Elk Grove, IL               20,330      Data Processing,         July 31, 1998
                                        Field Service, and
                                        CCC Operations

Aurora, CO                   3,072      Field Service            month to month

West Chester, PA             1,300      Field Service            May 31, 1998

Oakland, TN                    800      EFSFSB Branch            April 30, 1999

Nashville, TN                3,202      PSA Operations           month to month

The Company believes all facilities are adequate.

Item 3.  LEGAL PROCEEDINGS
The Company is a party to various routine lawsuits arising out of the conduct of its business, none of which are expected to have a material adverse effect upon the Company's financial condition or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of stockholders in the fourth quarter of fiscal 1997.
                                     PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS
This information is included under the caption "Market Value For the Registrant's Common Stock and Related Stockholder Matters" on page 8 of the Company's Annual Report(the "Annual Report"),and is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA
This information is included under the caption "Selected Consolidated Financial Data" on page 1 of the Annual Report and is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
This information is included under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 to 7 of the Annual Report and is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The report of independent auditors and consolidated financial statements set forth below are included on pages 9 to 23 of the Annual Report, and are incorporated herein by reference.

    Report of Independent Auditors.

    Consolidated Balance Sheets as of December 31, 1997 and 1996.

    Consolidated  Statements  of Income for the years ended  December  31, 1997,
     1996 and 1995.

    Consolidated Statements of Stockholders' Equity for the years ended December
     31, 1997, 1996, and 1995.

    Consolidated Statements of Cash Flows for the years ended December 31, 1997,
     1996, and 1995.

    Notes to Consolidated Financial Statements as of December 31, 1997.

Quarterly results of operations for the years ended December 31, 1997 and 1996 on page 8 of the Annual Report are incorporated herein by reference.

All other schedules for which provision is made in the applicable accounting regulations of the Securities & Exchange Commission are not required under the related instructions and, therefore, have been omitted.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
                                              PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See Item 13 below.

Item 11. EXECUTIVE COMPENSATION See Item 13 below.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT See Item 13 below.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to Items 10, 11, 12, and 13 is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998 under the captions "Election of Directors", "Executive Compensation", "Stock Options", Beneficial Ownership of Common Stock", and "Certain Transactions" and is incorporated herein by reference.

                                     PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1)and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report.
   (3) Listing of Exhibits
 Exhibit
 Numbers
    2 Agreement and Plan of Merger dated January 12, 1990 by and between Concord Computing Corporation, a Massachusetts corporation , and Concord Computing Corporation, a Delaware corporation *

    3(A) Certificate of Incorporation of Concord Computing Corporation, a Delaware corporation *

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

    22   List of Subsidiaries                Jurisdiction of
                Company                       Organization            Ownership
         ---------------------------   ----------------------------   ---------
         Concord Computing Corp.                 Delaware                100%
         EFS National Bank                 National Bank Charter         100%
         Concord Equipment Sales                Tennessee                100%
         EFS Federal Savings Bank      Federal Savings Bank Charter      100%
         Pay Systems of America, Inc.           Tennessee                100%

    23   Consent of Independent Auditors

    27   Financial Data Schedule
* Incorporated by reference from exhibits to the Registrant's Amendment No. 1 to Form 10-Q for quarter ended March 31, 1990.

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules -- No financial statement schedules are required to be filed as part of this report on Form 10-K.

For the purposes of complying with the amendments to the rules governing the Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows,which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-60871.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Concord EFS, Inc.
By:/s/ Dan M. Palmer                    By:/s/Thomas J. Dowling
   -----------------                       --------------------
   Dan M. Palmer                           Thomas J. Dowling
   Chief Executive Officer                 Vice President and Controller

Date: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                        Date
------------------------    -----------------------------      --------------
/s/ Dan M. Palmer           Chairman of the Board and CEO      March 31, 1998
Dan M. Palmer                 of the Company and EFS
                              National Bank

/s/ Edward A. Labry         President of the Company and       March 31, 1998
Edward A. Labry III           EFS National Bank

/s/ Richard M. Harter       Director and Secretary of          March 31, 1998
Richard M. Harter             the Company

/s/ Douglas C. Altenbern    Director of the Company            March 31, 1998
 Douglas C. Altenbern

/s/ David C. Anderson       Director of the Company            March 31, 1998
David C. Anderson

/s/J. Richard Buchignani    Director of the Company and        March 31, 1998
J. Richard Buchignani         EFS National Bank

/s/  Joyce Kelso            Director of the Company and        March 31, 1998
Joyce Kelso                   EFS National Bank

/s/ Richard P. Kiphart      Director of the Company            March 31, 1998
Richard P. Kiphart

/s/ Jerry D. Mooney         Director of the Company            March 31, 1998
Jerry D. Mooney

/s/Paul L. Whittington      Director of the Company            March 31, 1998
Paul L. Whittington