Form 10-Q
period 1998-03-31
CONCORD EFS INC
filed 1998-05-15
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarter ended     Commission file number 0-13848
              March 31, 1998

                           ___________________________


                                CONCORD EFS, INC.

             (Exact name of registrant as specified in its charter)


                  Delaware                               04-2462252
       ______________________________              _____________________

      (State or other jurisdiction of                (I.R.S. Employer
       Incorporation of Organization)              Identification Number)


          2525 Horizon Lake Drive, Suite 120, Memphis, Tennessee 38133
                    (Address of Principal Executive Offices)
                                 (901) 371-8000
              (Registrant's telephone number, including area code)

                                _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $33.1/3 par value, as of March 31, 1998 was 62,069,760.

                       CONCORD EFS, INC. AND SUBSIDIARIES


                                      INDEX



                                                                       Page No.
                                                                       --------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets March 31, 1998
   and December 31, 1997                                                  1

  Condensed Consolidated Statements of Income Three
   Months ended March 31, 1998 and March 31, 1997                         2

  Condensed Consolidated Statements of Cash Flows
   Three Months ended March 31, 1998 and March 31, 1997                   3

  Notes to Condensed Consolidated Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     6


PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 8


Signatures                                                                9

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                             March 31  December 31
                                               1998       1997
                                            ---------   ---------
ASSETS                                          (In thousands)
CURRENT ASSETS
  Cash and cash equivalents                  $ 61,293    $ 58,518
  Securities available-for-sale               159,051     140,199
  Accounts receivable, net                     65,568      52,970
  Inventories                                   5,917       4,835
  Prepaid expenses and other                    4,498       5,079
                                             --------    --------
                    TOTAL CURRENT ASSETS     $296,327     261,601

SECURITIES HELD-TO-MATURITY                    54,531      52,508

OTHER ASSETS                                   16,486      14,478

PROPERTY AND EQUIPMENT                         95,483      89,302
  Less accumulated depreciation
   and amortization                           (59,653)    (57,216)
                                             --------    --------
                                               35,830      32,086
                                             --------    --------
                            TOTAL ASSETS     $403,174    $360,673
                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other
   liabilities                               $ 46,188    $ 46,810
  Accrued liabilities                           9,871      10,439
  Income taxes payable                          4,892         990
  Current maturities oflong-term debt             452         445
                                             --------    --------
               TOTAL CURRENT LIABILITIES     $ 61,403    $ 58,684

LONG-TERM DEBT, LESS CURRENT MATURITY          54,275      28,329

DEFERRED INCOME TAXES                           2,651       2,591

STOCKHOLDERS' EQUITY:
  Common Stock-par value $.33 1/3
   per share; authorized 100,000 shares,
   issued and outstanding 62,070
   shares at March 31, 1998 and 61,979
   shares at December 31, 1997                 20,690      20,660
  Other stockholders' equity                  264,155     250,409
                                             --------    --------
               TOTAL STOCKHOLDERS' EQUITY     284,845     271,069
                                             --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY    $403,174    $360,673
                                             ========    ========

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                   Three Months Ended
                                        March 31
                                -----------------------
                                 1998            1997
                                -------         -------
                       (In thousands, except earnings per share)

Revenue                         $69,632         $47,045

Cost of operations               52,961          34,951

Selling, general and
  administrative expenses         2,609           2,018
                                -------         -------
              OPERATING INCOME   14,062          10,076

Other income (expense):
  Interest income                 3,828           2,273
  Interest expense                 (663)            (16)
                                -------         -------

    INCOME BEFORE INCOME TAXES   17,227          12,333

Income taxes                      5,860           4,400
                                -------         -------
                    NET INCOME  $11,367         $ 7,933
                                =======         =======

Per share data:
  Weighted average shares        61,997          60,821
                                 ======          ======

  Basic earnings per share        $0.18           $0.13
                                  =====           =====
  Adjusted weighted average
    shares and assumed
    conversions                  63,431          62,849
                                 ======          ======

  Diluted earnings per share      $0.18           $0.13
                                  =====           =====

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                Three Months Ended
                                                      March 31
                                               ---------------------
                                                 1998         1997
                                               --------     --------
                                                  (In thousands)
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                     $ 8,908      $31,017

INVESTING ACTIVITIES:
 Acquisition of property and equipment           (6,181)      (1,561)
 Purchases of securities available-for-sale     (43,795)     (32,700)
 Purchase of securities held-to-maturity         (4,539)      (8,915)
 Sale of securities available-for-sale           12,667        2,996
 Maturities of securities available-for-sale      8,851       15,521
 Maturities of securities held-to-maturity        2,944        9,455
 Merchants contracts purchased                   (2,936)      (2,746)
                                                -------     --------
NET CASH USED IN INVESTING ACTIVITIES           (32,989)     (17,950)

FINANCING ACTIVITIES:
 Proceeds from sale of common stock                 903           87
 Proceeds from notes payable                     26,275
 Payments on notes payable                         (322)        (102)
                                                -------     --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                      26,856          (15)
                                                -------     --------
INCREASE IN CASH AND CASH EQUIVALENTS             2,775       13,052

Cash and cash equivalents at beginning
 of period                                       58,518       96,164
                                                -------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $61,293     $109,216
                                                =======     ========


For purposes of these statements, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1997.

The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Securities
Below is a summary of the net unrealized gains on securities available-for-sale, in thousands:

                                    March 31     December 31
                                      1998          1997
                                   ----------     ----------
Increase in securities
  available-for-sale                     $424         $  161

Decrease in deferred taxes               (189)           (62)

Increase in equity                        235             99

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                                Three Months Ended
                                                      March 31
                                                 1998          1997
                                               -------        ------
Numerator:
 Net income                                    $11,367        $7,933
                                               =======        ======
Denominator:
 Denominator for basic earnings per share,
  weighted-average shares                       61,997        60,821

 Effect of dilutive securities, employee
  stock options                                  1,434         2,028
                                               -------        ------
 Denominator for diluted earnings per share
  adjusted for weighted-average shares and
  assumed conversions                           63,431        62,849
                                               =======        ======

Basic earnings per share                         $0.18         $0.13
                                                 =====         =====

Diluted earnings per share                       $0.18         $0.13
                                                 =====         =====

Comprehensive Income
As of January 1, 1998, the Company adopted Financial  Accounting Standards Board
(FASB) Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income, in thousands, amounted to $11,503 and $7,556, respectively.

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

Results of Operations
Revenue increased 48% in the first quarter of 1998 when compared to the same quarter of the prior year. Transaction processing revenue from Card Services (77% of total revenue) increased 50% as new merchants were added and usage at existing merchants increased. Trucking Services (18% of total revenue) increased 40%, driven by surcharge revenue at cash dispensing machines (ATM), ATM transaction fees, ATM processing fees and additional trucking companies using the Company's fuel and cash advance services. Check and Terminal Services (5% of total revenue) increased 49% as terminal sales increased due to merchant additions and increasing EBT participation.

Net income as a percentage of revenue decreased in the first quarter of 1998 to 16.3% from 16.9% in the same quarter of the prior year. The main factor in this decrease was operating costs increased 52% in the first quarter of 1998 compared to the same period of the prior year. A portion of the new merchants and services contributing to the increased revenue discussed above were large volume merchants. Due to competitive reasons, the Company offers lower rates to these merchants and earns less per transaction. Additionally, the Company has expanded its customer service and data processing staff to service its expanding merchant base.

The decrease in net income as a percentage of revenue was offset by a 29% increase in selling, general and administrative expenses, a 40% increase in net interest income, and a lower effective tax rate due primarily to tax-exempt interest income.

Liquidity and Capital Resources
In the first quarter of 1998, the Company generated $8.9 million from operating activities, received $26.3 million in proceeds from notes payable, and received $0.9 million from stock issued from exercises of options under the Company's Incentive Stock Option Plan. From this $23.9 million was invested in securities, net of sales and maturities, $2.9 million was spent to purchase merchant contracts, and $6.2 million was disbursed on capital additions. The capital additions were primarily new computer equipment.

                        CONCORD EFS INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - continued
With little debt, adequate available credit and strong cash generation, the Company is in sound financial condition and expects to fund continued growth from currently available resources. EFS National Bank and EFS Federal Savings Bank, wholly-owned subsidiaries of the Company, exceed required regulatory capital ratios.

Recent Developments
Management expects the previously announced acquisition of Digital Merchant Systems & Affiliated Companies (DMS) to be completed in the second quarter of 1998. DMS is one of the nation's largest and most successful Independent Sales Organizations in the credit card processing industry. The intended merger of the companies is expected to be completed in a pooling of interests transaction. Based on information currently available, management believes the effect on first quarter earnings will be immaterial when restated for the pooling of interests.

                               PART II

                          OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the first quarter.

                             Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CONCORD EFS, INC.



Date: May 14, 1998      By:  /s/ Dan M. Palmer
                             ---------------------------
                             Dan M. Palmer
                             Chairman of the Board and
                             Chief Executive Officer



Date: May 14, 1998      By:  /s/ Thomas J. Dowling
                             ---------------------------
                             Thomas J. Dowling
                             Vice President & Controller