Form 10-Q
period 1998-06-30
CONCORD EFS INC
filed 1998-08-13
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarter ended     Commission file number 0-13848
              June 30, 1998

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

                                _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $.33 1/3 par value, as of June 30, 1998 was 97,656,826.

                       CONCORD EFS, INC. AND SUBSIDIARIES


                                      INDEX



                                                                       Page No.
                                                                       --------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets June 30, 1998
   and December 31, 1997                                                  1

  Condensed Consolidated Statements of Income Three and Six
   Months ended June 30, 1998 and June 30, 1997                           2

  Condensed Consolidated Statements of Cash Flows
   Six Months ended June 30, 1998 and June 30, 1997                       3

  Notes to Condensed Consolidated Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     6


PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 8


Signatures                                                                9

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                             June 30   December 31
                                               1998       1997
                                            ---------   ---------
                                                       (Restated)
ASSETS                                          (In thousands)
CURRENT ASSETS
  Cash and cash equivalents                  $ 63,465    $ 63,795
  Securities available-for-sale               182,319     140,199
  Accounts receivable, net                     65,570      54,166
  Inventories                                   8,022       5,259
  Prepaid expenses and other                    7,483       5,765
                                             --------    --------
                    TOTAL CURRENT ASSETS      326,859     269,184

SECURITIES HELD-TO-MATURITY                    57,295      52,508

OTHER ASSETS                                   19,902      14,478

PROPERTY AND EQUIPMENT                        103,716      89,520
  Less accumulated depreciation
   and amortization                           (62,929)    (57,251)
                                             --------    --------
                                               40,787      32,269
                                             --------    --------
                            TOTAL ASSETS     $444,843    $368,439
                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other
   liabilities                               $ 55,557    $ 51,701
  Accrued liabilities                          12,455      10,453
  Income taxes payable                                        990
  Current maturities of long-term debt            342         445
                                             --------    --------
               TOTAL CURRENT LIABILITIES       68,354      63,589

LONG-TERM DEBT, LESS CURRENT MATURITY          68,000      28,329

DEFERRED INCOME TAXES                           2,571       2,591

STOCKHOLDERS' EQUITY:
  Common Stock-par value $.33 1/3
   per share; authorized 200,000 shares,
   issued and outstanding 97,657
   shares at June 30, 1998; authorized
   100,000 shares, issued and outstanding
   66,404 shares at December 31, 1997          32,552      22,135
  Other stockholders' equity                  273,366     251,795
                                             --------    --------
               TOTAL STOCKHOLDERS' EQUITY     305,918     273,930
                                             --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY    $444,843    $368,439
                                             ========    ========

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                 Three Months Ended         Six Months Ended
                                       June 30                   June 30
                                --------------------      --------------------
                                  1998        1997          1998         1997
                                -------      -------      --------     --------
                                           (Restated)    (Restated)   (Restated)
                                   (In thousands, except earnings per share)

Revenue                         $90,588      $63,628      $166,855     $118,412

Cost of operations               66,940       47,451       123,552       89,464

Selling, general and
  administrative expenses         3,701        3,799         8,386        7,507
                                -------      -------      --------     --------
              OPERATING INCOME   19,947       12,378        34,917       21,441

Other income (expense):
  Interest income                 3,671        2,557         7,766        4,863
  Interest expense                 (895)        (110)       (1,628)        (196)
                                -------      -------      --------     --------

    INCOME BEFORE INCOME TAXES   22,723       14,825        41,055       26,108

Income taxes                      7,709        5,570        13,881        9,970
                                -------      -------      --------     --------
                    NET INCOME  $15,014       $9,255       $27,174      $16,138
                                =======      =======      ========     ========

Per share data:
  Weighted average shares        97,575       96,090        97,498       95,874
                                 ======       ======        ======       ======

  Basic earnings per share        $0.15        $0.10         $0.28        $0.17
                                  =====        =====         =====        =====
  Adjusted weighted average
    shares and assumed
    conversions                 100,133       98,727        99,852       98,712
                                =======       ======        ======       ======

  Diluted earnings per share      $0.15        $0.09         $0.27        $0.16
                                  =====        =====         =====        =====

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Six Months Ended
                                                      June 30
                                               ---------------------
                                                 1998         1997
                                               --------     --------
                                                           (Restated)
                                                   (In thousands)
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                     $26,488      $24,817

INVESTING ACTIVITIES:
 Acquisition of property and equipment          (14,196)      (5,459)
 Purchases of securities available-for-sale     (93,219)     (58,643)
 Purchase of securities held-to-maturity         (9,630)      (8,915)
 Sale of securities available-for-sale           27,476       11,279
 Maturities of securities available-for-sale     23,733       15,949
 Maturities of securities held-to-maturity        4,844       10,884
 Merchants contracts purchased                   (7,069)      (5,276)
                                                -------     --------
NET CASH USED IN INVESTING ACTIVITIES           (68,061)     (40,181)

FINANCING ACTIVITIES:
 Proceeds from exercise of stock options          1,675        2,278
 Proceeds from notes payable                     40,000       18,000
 Payments on notes payable                         (432)        (206)
                                                -------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES        41,243       20,072
                                                -------     --------
(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS    (330)       4,708

Cash and cash equivalents at beginning
 of period                                       63,795       99,976
                                                -------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $63,465     $104,684
                                                =======     ========


For purposes of these statements, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1997.

The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Restatement for Pooling
The historical financial information presented in this Form 10-Q has been restated to include the results of Digital Merchant Systems(DMS). DMS was acquired in a pooling-of-interests transaction completed on June 30, 1998. In accordance with pooling-of-interests method of accounting, no adjustments have been made to the historical carrying amounts of assets and liabilities of DMS. However, the financial information has been restated to include the operating results of DMS for all periods prior to the combination.

The results of operations reported by the separate enterprises and the combined amounts are summarized as follows: (in thousands)

                         Three months ended             Six months ended
                    ----------------------------  ----------------------------
                    June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997
                    -------------  -------------  -------------  -------------
                     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
  Revenue
    Concord EFS         $82,534          $56,759       $149,386       $103,804
      DMS                 8,054            6,869         17,469         14,608
                        -------          -------       --------       --------
        Combined        $90,588          $63,628       $166,855       $118,412
                        =======          =======       ========       ========

  Net income (loss)
    Concord EFS         $14,221          $10,130       $ 25,260       $ 18,063
      DMS                   793             (875)         1,914         (1,925)
                        -------          -------       --------       --------
        Combined        $15,014          $ 9,255       $ 27,174       $ 16,138
                        =======          =======       ========       ========


Stock Split
The Board of Directors approved a three-for-two stock split on May 14, 1998. Shareholders of record as of June 1, 1998 were distributed additional shares on June 8, 1998.

Securities
Below is a summary of the net unrealized gains on securities available-for-sale, in thousands:

                                     June 30     December 31
                                      1998          1997
                                   ----------     ----------
Increase in securities
  available-for-sale                     $344           $161

Decrease in deferred taxes               (102)           (62)

Increase in equity                        242             99

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                        Three Months Ended    Six Months Ended
                                              June 30             June 30
                                          1998      1997       1998      1997
                                         -------  -------     -------  -------
Numerator:
 Net income                              $15,014  $ 9,255     $27,174  $16,138
                                         =======  =======     =======  =======
Denominator:
 Denominator for basic earnings per
  share, weighted-average shares          97,575   96,090      97,498   95,874
 Effect of dilutive securities,
  employee stock options                   2,558    2,637       2,354    2,838
                                         -------   ------      ------   ------
 Denominator for diluted earnings per
  share adjusted for weighted-average
  shares and assumed conversions         100,133   98,727      99,852   98,712
                                         =======   ======      ======   ======

Basic earnings per share                   $0.15    $0.10       $0.28    $0.17
                                           =====    =====       =====    =====

Diluted earnings per share                 $0.15    $0.09       $0.27    $0.16
                                           =====    =====       =====    =====

Earnings per share and related per share data have been restated to reflect all stock splits.

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

During the second quarter of 1998 and 1997, total comprehensive income, in thousands, amounted to $15,021 and $9,775, respectively. During the six months ended June 30, 1998 and 1997, total comprehensive income, in thousands, amounted to $27,317 and $16,281, respectively.

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

Restatement for Pooling
The historical financial information presented in this Form 10-Q has been restated to include the results of Digital Merchant Systems(DMS). DMS was acquired in a pooling-of-interests transaction completed on June 30, 1998. In accordance with pooling-of-interests method of accounting, no adjustments have been made to the historical carrying amounts of assets and liabilities of DMS. However, the financial information has been restated to include the operating results of DMS for all periods prior to the combination.

Acquisition
On June 30, 1998, the Company issued 4.425 million shares of its common stock in exchange for all the outstanding stock of Digital Merchant Systems and affiliated entities (DMS), an independent sales organization in the credit card processing industry. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of DMS.

Impact of Year 2000
The Company has completed an assessment and will have to modify portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is not expected to be material to the Company's financial position or operating results and will be expensed as incurred. To date, the Company has expensed all cost associated with its Year 2000 assessment and related modifications of its software.

The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company has initiated formal communications with all of its significant suppliers, networks and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations
For the second quarter of 1998, revenue increased 42% when compared to the same quarter of the prior year. Transaction processing revenue from Card Services (81% of total revenue) increased 46% as new merchants were added and usage at existing merchants increased. Transaction processing for Trucking Services (15% of total revenue) increased 25%, driven by surcharge revenue at cash dispensing machines (ATMs), ATM transaction fees, ATM processing fees and additional trucking companies using the Company's fuel and cash advance services. Check and Terminal Services (4% of total revenue) increased 41% as terminal sales increased due to merchant additions and terminal requirements to process Electronic Benefits Transfer (EBT) transactions.

For the second quarter of 1998, net income as a percentage of revenue increased to 16.6% from 14.5% in the same quarter of the prior year. The primary factor for this improvement was selling, general and administrative costs decreased $98,000 from $3,799,000 to $3,701,000 in the current year quarter. Operating cost containment also contributed to the increase in net income as a percentage of revenue. Operating costs as a percentage of revenue improved to 73.9% in the current quarter compared to 74.6% in the same quarter of the prior year. This improvement was the net result of operational payroll, computer maintenance, depreciation and other operational costs growing less rapidly than transaction processing revenue.

For the six months ended June 30, 1998, revenue increased 41% when compared to the same period of the prior year. Transaction processing revenue from Card Services (81% of total revenue) increased 45% as new merchants were added and usage at existing merchants increased. Transaction processing for Trucking Services (15% of total revenue) increased 25%, driven by surcharge revenue at cash dispensing machines (ATMs), ATM transaction fees, ATM processing fees and additional trucking companies using the Company's fuel and cash advance services. Check and Terminal Services (4% of total revenue) increased 32% as terminal sales increased due to merchant additions and terminal requirements to process Electronic Benefits Transfer (EBT) transactions.

For the six months ended June 30, 1998, net income as a percentage of revenue increased to 16.3% from 13.6% in the same period of the prior year. The primary factors were operating, selling, general and administrative expenses growing less rapidly than transaction processing revenue.

Liquidity  and Capital  Resources
In the six months ended June 30, 1998, the Company generated $26.5 million from operating activities, received $40.0 million in proceeds from notes payable, and received $1.7 million from stock issued from exercises of options under the Company's Incentive Stock Option Plan. Investment securities purchases were $46.8 million, net of sales and maturities, $7.1 million was spent to purchase merchant contracts, and $14.2 million was disbursed on capital additions. The capital additions were primarily new computer equipment

With little debt, adequate available credit and strong cash generation, the Company is in sound financial condition and expects to fund continued growth from currently available resources. EFS National Bank and EFS Federal Savings Bank, wholly-owned subsidiaries of the Company, exceed required regulatory capital ratios.

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


                                 CONCORD EFS, INC.



Date: August 12 1998   By:  /s/ Dan M. Palmer
                             ---------------------------
                             Dan M. Palmer
                             Chairman of the Board and
                             Chief Executive Officer



Date: August 12, 1998   By:  /s/ Thomas J. Dowling
                             ---------------------------
                             Thomas J. Dowling
                             Vice President & Controller