Form 10-Q
period 1998-09-30
CONCORD EFS INC
filed 1998-11-16
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarter ended     Commission file number 0-13848
           September 30, 1998

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

                                _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $.33 1/3 par value, as of September 30, 1998 was 97,797,141.

                       CONCORD EFS, INC. AND SUBSIDIARIES


                                      INDEX



                                                                       Page No.
                                                                       --------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets September 30, 1998
   and December 31, 1997                                                  1

  Condensed Consolidated Statements of Income Three and Nine
   Months ended September 30, 1998 and September 30, 1997                 2

  Condensed Consolidated Statements of Cash Flows Nine
   Months ended September 30, 1998 and September 30, 1997                 3

  Notes to Condensed Consolidated Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     7


PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                10


Signatures                                                               11

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                           September 30   December 31
                                               1998           1997
                                           ------------   -----------
                                                           (Restated)
ASSETS                                            (In thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 68,164      $ 63,795
  Securities available-for-sale                 246,079       140,199
  Accounts receivable, net                       77,632        54,166
  Inventories                                     7,554         5,259
  Prepaid expenses and other                      6,227         5,765
                                               --------      --------
                    TOTAL CURRENT ASSETS        405,656       269,184

SECURITIES HELD-TO-MATURITY                                    52,508

OTHER ASSETS                                     23,358        14,478

PROPERTY AND EQUIPMENT                          109,629        89,520
  Less accumulated depreciation
   and amortization                             (65,950)      (57,251)
                                               --------      --------
                                                 43,679        32,269
                                               --------      --------
                            TOTAL ASSETS       $472,693      $368,439
                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other
   liabilities                                 $ 61,062      $ 51,701
  Accrued liabilities                             7,883        10,453
  Income taxes payable                                            990
  Current maturities of long-term debt              230           445
                                               --------      --------
               TOTAL CURRENT LIABILITIES         69,175        63,589

LONG-TERM DEBT, LESS CURRENT MATURITY            73,000        28,329

DEFERRED INCOME TAXES                             3,877         2,591

STOCKHOLDERS' EQUITY:
  Common Stock-par value $.33 1/3
   per share; authorized 200,000 shares,
   issued and outstanding 97,657
   shares at June 30, 1998; authorized
   100,000 shares, issued and outstanding
   66,404 shares at December 31, 1997            32,599        22,135
  Other stockholders' equity                    294,042       251,795
                                               --------      --------
               TOTAL STOCKHOLDERS' EQUITY       326,641       273,930
                                               --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY      $472,693      $368,439
                                               ========      ========

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                 Three Months Ended        Nine Months Ended
                                    September 30               September 30
                                --------------------      ---------------------
                                  1998        1997          1998         1997
                                -------      -------      --------     --------
                                           (Restated)                 (Restated)
                                   (In thousands, except earnings per share)

Revenue                         $99,715      $71,306      $266,570     $189,719

Cost of operations               73,490       52,360       197,042      141,825

Selling, general and
  administrative expenses         3,987        4,090        12,373       11,596
                                -------      -------      --------     --------
              OPERATING INCOME   22,238       14,856        57,155       36,298

Other income (expense):
  Interest income                 4,442        3,299        12,209        8,162
  Interest expense               (1,063)        (299)       (2,692)        (496)
                                -------      -------      --------     --------

    INCOME BEFORE INCOME TAXES   25,617       17,856        66,672       43,964

Income taxes                      8,908        6,264        22,789       16,234
                                -------      -------      --------     --------
                    NET INCOME  $16,709      $11,592      $ 43,883     $ 27,730
                                =======      =======      ========     ========

Per share data:
  Weighted average shares        97,695       96,662        97,563       96,137
                                 ======       ======        ======       ======

  Basic earnings per share        $0.17        $0.12         $0.45        $0.29
                                  =====        =====         =====        =====
  Adjusted weighted average
    shares and assumed
    conversions                 100,750       99,848       100,168       99,090
                                =======       ======       =======       ======

  Diluted earnings per share      $0.17        $0.12         $0.44        $0.28
                                  =====        =====         =====        =====

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Nine Months Ended
                                                    September 30
                                               ---------------------
                                                 1998         1997
                                               --------      -------
                                                           (Restated)
                                                   (In thousands)
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                     $39,445      $ 6,921

INVESTING ACTIVITIES:
 Acquisition of property and equipment          (20,109)      (9,739)
 Purchases of securities available-for-sale    (146,705)     (98,444)
 Purchase of securities held-to-maturity         (9,630)     (13,138)
 Sale of securities available-for-sale           67,617       40,722
 Maturities of securities available-for-sale      4,844       18,513
 Maturities of securities held-to-maturity       33,681       14,713
 Merchant contracts purchased                   (11,851)      (9,033)
                                                -------      -------
NET CASH USED IN INVESTING ACTIVITIES           (82,153)     (56,406)

FINANCING ACTIVITIES:
 Proceeds from exercise of stock options          2,621        5,377
 Proceeds from notes payable                     45,000       18,000
 Payments on notes payable                         (544)        (311)
                                                -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES        47,077       23,066
                                                -------      -------
(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS   4,369      (26,419)

Cash and cash equivalents at beginning
 of period                                       63,795       99,976
                                                -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $68,164      $73,557
                                                =======      =======


For purposes of these statements, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1997.

The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Recently Issued Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. The Company will adopt the new requirements retroactively in fiscal 1999. This statement established standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. Management has not completed its review of the statement, but does not anticipate its adoption will have a significant effect on the Company's annual or interim reporting.

The FASB issued in June 1998 its new standard on derivatives - Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new Statement resolves the inconsistencies that existed wiht respect to derivative accounting, and dramatically changes the way that many derivative transactions and hedged items are reported. The Statement is effective for years beginning after June 15, 1999, however, the Company adopted the statement early on July 1, 1998. The Company has determined that the effect of Statement 133 will not be material to the earnings and financial condition of the Company. Under provisions of the Statement, the Company has reclassified all securities held-to-maturity to securities available-for-sale on July 1, 1998.

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

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

Restatement for Pooling - continued
The results of operations reported by the separate enterprises and the combined amounts are summarized as follows: (in thousands)

                         Three months ended             Nine months ended
                            September 30                   September 30
                    ----------------------------  ----------------------------
                         1998           1997           1998           1997
                    -------------  -------------  -------------  -------------
                     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
  Revenue
    Concord EFS         $91,195          $64,716       $243,917       $168,521
    DMS                   8,520            6,590         22,653         21,198
                        -------          -------       --------       --------
        Combined        $99,715          $71,306       $266,570       $189,719
                        =======          =======       ========       ========

  Net income (loss)
    Concord EFS         $15,681          $11,422        $40,941       $ 29,485
    DMS                   1,028              170          2,942         (1,755)
                        -------          -------       --------       --------
        Combined        $16,709          $11,592        $43,883       $ 27,730
                        =======          =======       ========       ========


Stock Split
The Board of Directors approved a three-for-two stock split on May 14, 1998. Shareholders of record as of June 1, 1998 were distributed additional shares on June 8, 1998.

Securities
Below is a summary of the net unrealized gains on securities available-for-sale, in thousands:

                                   September 30     December 31
                                       1998             1997
                                   ------------     -----------
Increase in securities
  available-for-sale                     $3,306            $161

Decrease in deferred taxes               (1,161)            (62)

Increase in equity                        2,145              99

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                        Three Months Ended    Nine Months Ended
                                           September 30         September 30
                                          1998      1997       1998      1997
                                         -------  -------     -------  -------
Numerator:
 Net income                              $16,709  $11,592     $43,883  $27,730
                                         =======  =======     =======  =======
Denominator:
 Denominator for basic earnings per
  share, weighted-average shares          97,695   96,662      97,563   96,137
 Effect of dilutive securities,
  employee stock options                   3,055    3,186       2,605    2,953
                                         -------   ------     -------   ------
 Denominator for diluted earnings per
  share adjusted for weighted-average
  shares and assumed conversions         100,750   99,848     100,168   99,090
                                         =======   ======     =======   ======

Basic earnings per share                   $0.17    $0.12       $0.45    $0.29
                                           =====    =====       =====    =====

Diluted earnings per share                 $0.17    $0.12       $0.44    $0.28
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

During the third quarter of 1998 and 1997, total comprehensive income, in thousands, amounted to $18,612 and $11,911, respectively. During the nine months ended September 30, 1998 and 1997, total comprehensive income, in thousands, amounted to $45,929 and $28,191, respectively.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, successful implementation of the Company's Year 2000 compliance project, and competition in the Company's
markets.   The   Company   undertakes   no   obligation   to  update  or  revise
forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future results over time.

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

Acquisition
On June 30, 1998, the Company issued 4.425 million shares of its common stock in exchange for all the outstanding stock of DMS, an independent sales organization in the credit card processing industry. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of DMS. Additionally, the Company filed a registration statment under Form S-3 during the third quarter. The filing registered the shares issued in the DMS pooling, allowing the resale of the shares. The registration was declared effective September 17, 1998.

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

The Company established a Year 2000 committee in November 1997 in response to the Year 2000 concerns. Mission critical systems have been identified and reviewed by the Company and are currently being tested. Internal mission critical system testing is estimated to be completed by December 31, 1998. The Company's processing systems also require testing for Year 2000 compliance with external entities such as credit and debit networks and telephone companies. External testing is estimated to be completed by March 31, 1999. The entire Year 2000 project is estimated to be completed not later than June 30, 1999, which is prior to any anticipated impact on its operating systems.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Impact of Year 2000 - continued
The Year 2000 committee is also developing a contigency plan to respond to the worst case scenarios of the the Year 2000 issue. The Company anticpates completion of the contigency plan by March 31, 1999.

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

Results of Operations
For the third quarter of 1998, revenue increased 40% when compared to the same quarter of the prior year. Transaction processing revenue from Card Services (84% of total revenue) increased 49% as new merchants were added and usage at existing merchants increased. Transaction processing for Trucking Services (13% of total revenue) increased 15%, driven by surcharge revenue at cash dispensing machines (ATMs), ATM transaction fees, ATM processing fees and additional trucking companies using the Company's fuel and cash advance services. Check and Terminal Services (3% of total revenue) decreased 24% due primarily to higher terminal sales experienced in the third quarter of 1997.

For the third quarter of 1998, net income as a percentage of revenue increased to 16.8% from 16.3% in the same quarter of the prior year. The primary factor for this improvement was selling, general and administrative costs decreased $103,000 from $4,090,000 to $3,987,000 in the current year quarter.

For the nine months ended September 30, 1998, revenue increased 41% when compared to the same period of the prior year. Transaction processing revenue from Card Services (83% of total revenue) increased 47% as new merchants were added and usage at existing merchants increased. Transaction processing for Trucking Services (14% of total revenue) increased 21%, driven by surcharge revenue at cash dispensing machines (ATMs), ATM transaction fees, ATM processing fees and additional trucking companies using the Company's fuel and cash advance services. Check and Terminal Services (3% of total revenue) increased 6%.

For the nine months ended September 30, 1998, net income as a percentage of revenue increased to 16.5% from 14.6% in the same period of the prior year. The primary factors were operating, selling, general and administrative expenses growing less rapidly than transaction processing revenue.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity  and Capital  Resources
In the nine months ended September 30, 1998, the Company generated $39.4 million from operating activities, received $45.0 million in proceeds from notes payable, and received $2.6 million from stock issued from exercises of options under the Company's Incentive Stock Option Plan. Investment securities purchases were $50.2 million, net of sales and maturities, $11.9 million was spent to purchase merchant contracts, and $20.1 million was disbursed on capital additions. The capital additions were primarily new computer equipment.

With little debt, adequate available credit and strong cash generation, the Company is in sound financial condition and expects to fund continued growth from currently available resources. EFS National Bank and EFS Federal Savings Bank, wholly-owned subsidiaries of the Company, exceed required regulatory capital ratios.

                                     PART II

                                OTHER INFORMATION

Item 3:  Quantitative  and Qualitative  Disclosures  About Market Risk.

     The Company has determined that there has been no significant changes since December 31, 1997. For futher discussion, refer to "Interest Rate Risk Management" on page 7 of the Company's 1997 Annual Report.

Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 21 - Subsidiaries of the Registrant:

                                       Jurisdiction of
            Company                      Organization          Ownership
-------------------------------  ----------------------------  ---------
Concord Computing Corporation    Delaware                         100%
EFS National Bank                National Bank Charter            100%
Concord Equipment Sales          Tennessee                        100%
EFS Federal Savings Bank         Federal Savings Bank Charter     100%
Pay Systems of America, Inc.     Tennessee                        100%
American Bankcard, Inc.          Illinios                         100%
Digital Merchants Systems, Inc.  Illinios                         100%

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the third quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CONCORD EFS, INC.



Date: November 16, 1998  By: /s/ Dan M. Palmer
                             ---------------------------
                             Dan M. Palmer
                             Chairman of the Board and
                             Chief Executive Officer



Date: November 16, 1998  By:  /s/ Thomas J. Dowling
                             ---------------------------
                             Thomas J. Dowling
                             Vice President & Controller