Form 10-K405
period 1998-12-31
CONCORD EFS INC
filed 1999-04-01
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                         Commission file number 0-13848

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

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 18, 1999 was $3,893,144,141.

The number of shares of the registrant's Common Stock outstanding as of March 18, 1998 was 128,157,354.

                        DOCUMENTS INCORPORATED BY REFERENCE
PART I and PART II
Portions of this Registrant's Annual Report to Stockholders for the year ended December 31, 1998, are incorporated by reference into Items 1, 5, 6, 7 and 8.

PART III
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1999 are incorporated by reference into Items 10, 11, 12 and 13.

                                CONCORD EFS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
Item No.                                                                    Page
                                     PART I
1.   Business
       Overview                                                                1
       Subsidiaries                                                            2
       Operations by Industry Segment                                          2
       Marketing and Customers                                                 2
       Competition                                                             3
       Supervision and Regulation                                              3
       Employees                                                               4

2.   Properties                                                                4

3.   Legal Proceedings                                                         5

4.   Submission of Matters to a Vote of Security Holders                       5

                                     PART II
5.   Market for Registrant's Common Stock
       and Related Stockholder Matters                                         5

6.   Selected Financial Data                                                   5

7.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations                           5

7A.  Quantitative and Qualitative Disclosures About Market Risk                5

8.   Financial Statements and Supplementary Data                               5

9.   Changes In and Disagreements with Accountants
       on Accounting and Financial Disclosures                                 5

                                    PART III
10.  Directors and Executive Officers of the Registrant                        5

11.  Executive Compensation                                                    5

12.  Security Ownership of Certain Beneficial Owners
       and Management                                                          5

13.  Certain Relationships and Related Transactions                            5

                                     PART IV
14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                                             6

Signatures                                                                     7

                                     PART I
This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include general economic conditions, significant changes in the federal and state legal and regulatory environment, successful implementation of the Company's Year 2000 compliance project, the impact of the Company's recent acquisition of Electronic Payment Services, Inc. on its business and the market for the Company's stock and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 1.  BUSINESS
Overview
Concord EFS, Inc. and its subsidiaries (the Company or Concord) provide electronic transaction authorization, processing, settlement and funds transfer services in selected markets. The Company's primary activity is Merchant Card Services, which involves the provision of integrated electronic transaction services for credit card, debit card and electronic benefits transfer ("EBT") card transactions to supermarket chains, grocery stores, convenience store merchants and other retailers. The Company believes it is one of the few fully integrated transaction processors, supplying electronic payment and verification terminals, cash dispensing machines ("ATMs"), processing services, payment settlement, depository services and transaction data compilation. In addition, the Company is one of the few companies offering full credit and debit card processing on a nationwide basis.

The Company also provides electronic payment and banking facilities to a large customer base in the trucking industry for use at major truck stop chains throughout the United States. In addition to maintaining a network of over 400 ATMs at truck stops and supermarkets nationwide, the Company provides fuel purchase cards, ATM bank cards and general banking services to truck drivers. The Company offers trucking companies payroll deposit and cash forwarding services, as well as real-time data compilation with respect to fuel volume usage, fuel expenditures, vehicle and driver tracking and truck routine maintenance schedules. In addition the Company is the authorization and settlement provider for approximately 1,300 ATMs. The Company also provides check verification services to grocery and other retail merchants.

Concord offers merchants a cost-effective, reliable, turnkey debit and credit card processing system. The Company is able to provide its system on a profitable basis because of its low-cost operational structure, which includes efficient marketing, volume purchasing arrangements with equipment and communications vendors, and direct membership by its subsidiary, EFS National Bank, in bank card associations (such as VISA and MasterCard) and national and regional debit card networks (such as Interlink, MAC, Explore and NYCE). In 1992, Concord entered into an agreement with the National Grocers Association, Inc. ("NGA") whereby Concord became the preferred vendor of the NGA for electronic payment services for a range of applications, including both turnkey packaged solutions and customized payment service agreements covering credit and debit card transaction processing. The agreement has enabled Concord to increase substantially its grocery store customer base. The Company believes a growing percentage of grocery transactions use credit, debit or EBT cards for payment.

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

Concord Retail Services, Inc. (CRS), is a wholly-owned Delaware subsidiary. CRS provides POS terminal driving, servicing and maintenance to the Company's customers in the northeast United States.

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

During 1998, the Company acquired Digital Merchant Systems, Inc. and American Bankcard International (collectively DMS). DMS is a leading independent sales organization in the credit card industry and broadened the Company's ability to obtain new merchants and promote the continued growth of the Company. The transaction was accounted for as a pooling of interests.

On November 23, 1998, the Company entered into an agreement to acquire Electronic Payment Services, Inc. (EPS) and completed the merger on February 26, 1999. EPS provides transaction processing services to financial institutions and retailers throughout the United States. EPS also owns and operates electronic data processing and data-capture networks that process transactions originating at ATMs and point-of-sale terminals. The combined results of Concord and EPS, accounted for as a pooling of interests are presented in Exhibit 99, - Supplemental Consolidated Financial Statements. These financial statements do not extend through the date of consummation. However, they will become the historical consolidated financial statements of the Company after financial statements covering the date of consummation of the business combination are issued.

Operations by Industry Segment
Information appearing under the caption "Note M - Operations By Industry Segment," on pages 19 and 20 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 (Annual Report to Stockholders), is incorporated herein by reference.

Marketing and Customers
The Company markets its services and products on a nationwide basis directly and through ISOs and independent sales representatives to supermarket chains, grocery stores, convenience store merchants, other retailers, electronic funds transfer networks, financial institutions and trucking companies. Historically, the Company has grown its merchant customer base primarily through its in-house telemarketing and sales force working with independent contractor sales representatives nationwide. During 1996, the Company reorganized its sales and marketing activities relating to its Merchant Card Service business by adding marketing professionals focused upon multi-store merchants in certain specialized markets, by reducing the Company's in-house telemarketing staff, and by outsourcing a portion of its telemarketing activities to ISOs and by expanding its relationships with ISOs nationwide. The Company's strategy is to increase its in-house marketing expertise in certain specialized market areas and broaden its access to growth opportunities nationwide by utilizing the broader market penetration of ISOs. The Company believes that the most promising growth opportunities currently exist in certain small retail merchant chains in specialized markets, and in the acquisition of merchant processing portfolios developed by smaller processing service providers.

The Company has had success historically in marketing through key trade association relationships, such as its relationship with the NGA, as the recommended provider of electronic services to grocers, and through agreements with other payment service providers. Management is committed to the cultivation of such trade association relationships and the development of arrangements with other service providers.

In 1998, the Company acquired DMS, a leading sales organization in the credit card industry. This added approximately 300 experienced sales representatives strategically located across the nation.

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

The Company, through its 1997 acquisition of PSA, began selling payroll processing services to its retail, grocery store, trucking company and truckstop merchants. Management believes the payroll processing business is a large and growing market that will grow even faster as governmental requirements for electronic filings of reports increase the accounting burden for small businesses. As these businesses outsource the payroll process, growth opportunities in this market will increase further.

The Company's main sales offices are located in suburbs of Memphis, Tennessee, and Chicago, Illinois. Additional DMS sales offices are listed in Item 2 of this Form 10-K. Properties. The Company's executive officers actively participate in the Company's marketing efforts.

Competition
The markets for electronic payment processing, credit and debit card payment settlement, check authorization programs, fuel card and cash forwarding services, and ATM services are all highly competitive. The Company's principal competitors include major national and regional banks, local processing banks, non-bank processors and other independent service organizations, many of which have substantially greater capital, management, marketing and technological resources than those of the Company. In each of the Company's largest service types, the Company competes against other companies who have a dominant share of each market. Management estimates the three largest credit and debit card processors account for roughly 50% of the total credit and debit card sales volume. Management estimates that a single competitor accounts for well in excess of 50% of the total dollar volume of payment transaction processing for the trucking industry. Another single competitor accounts for in excess of 50% of the total dollar volume of check verifications. There can be no assurance that the Company will continue to be able to compete successfully with such competitors.

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

The Company also competes with other electronic payment processing organizations for growth opportunities. The recent trend of consolidation in the banking industry in the United States has resulted in fewer opportunities for merchant portfolio acquisitions, as many small banks have been acquired by large banks, some of which are competitors with the Company in the provision of processing services.

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

Federal law also regulates transactions among the Company and its affiliates, including the amount of a banking affiliate's loans to, or investments in, non-bank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state laws regulate the operations of the Company's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and the interest that may be charged thereon, restricting investments and other activities. The Company's bank affiliates are also limited in the amount of dividends that they may declare. Prior regulatory approval must be obtained before declaring any dividends if the amount of capital, surplus and retained earnings is below certain statutory limits.

As a national bank, EFSNB operates under the rules and regulations of the Office of the Comptroller of the Currency, which is its primary regulator and is also a member of the Federal Reserve System, subject to provisions of the Federal Reserve Act. As a federal savings bank, EFSFSB operates under the rules of the Office of Thrift Supervision, which has primary regulatory and supervisory jurisdiction over EFSFSB. The Federal Deposit Insurance Corporation insures the domestic deposits of both Banks. Periodic audits and regularly scheduled reports of financial information are required by all regulatory agencies. Federal laws also regulate certain transactions among EFSNB, EFSFSB and its affiliates, including Concord EFS, Inc.

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

Employees
As of December 31, 1998, the Company employed 1,102 full and part-time personnel, including 52 data processing and technical employees, 445 in operations, and 605 in sales and administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in a large part on its ability to attract and retain such employees. The Company does have incentive agreements with the Chief Executive Officer and the President (included in Exhibit 10 to this Form 10-K), however, the Company does not have any material employment contracts with other employees. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company considers its employee relations to be excellent.

Item 2.  PROPERTIES
The following table sets forth certain information concerning the principal facilities of the Company, all of which are leased:

                       Approximate
                         Area In                                     Lease
    Location           Square Feet         Primary Uses           Expiration
----------------       -----------    ----------------------   -----------------
Memphis, TN               43,375      Corporate Offices        July 31, 2000
                                      & EFSNB Operations

Memphis, TN                6,480      EFSNB & CES Operations   August 15, 2002

Elk Grove, IL             20,330      Data Processing,         month to month
                                        Field Service, and
                                        CCC Operations

Aurora, CO                 3,072      Field Service            month to month

Memphis, TN                2,600      EFSFSB Branch            June 30, 2003

Oakland, TN                  800      EFSFSB Branch            April 30, 1999

Nashville, TN              3,730      PSA Operations           February 28, 2003

Northfield, IL            21,622      DMS Operations           November 30, 1999

Tarrytown, NY              3,059      DMS Sales Office         February 28, 2002

Addison, TX                2,204      DMS Sales Office         February 28, 1999

Columbia, TN               1,810      DMS Sales Office         July 1, 2000

Bradenton, FL              1,680      DMS Sales Office         December 31, 1999

Sarasota, FL               4,198      DMS Sales Office         August 31, 1999

The Company believes all facilities are adequate.

Item 3.  LEGAL PROCEEDINGS
The Company is a party to various routine lawsuits arising out of the conduct of its business, none of which are expected to have a material adverse effect upon the Company's financial condition or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of stockholders in the fourth quarter of fiscal 1998.

                                     PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
This   information  is  included  under  the  caption   "Market  Value  For  the
Registrant's Common Stock and Related Stockholder Matters" on page 7 of the Company's Annual Report to Stockholders, is incorporated herein by reference.

On June 30, 1998, the Company issued 4,425,000 shares of its common stock in connection with the Company's acquisition of Digital Merchant Systems of Illinois, Inc., and American Bankcard International, Inc., from Sam Buchbinder. The shares were issued to or for the benefit of Sam Buchbinder, who was the sole shareholder, Chairman of the Board and Chief Executive Officer of the entities acquired, without registration under the Securities Act of 1933 in reliance on the exemption under Section 4(2) of that Act. The Company believes Mr. Buchbinder had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the investment in shares of the Company; he was afforded access to material information about the Company, and represented he was acquiring the shares for investment, subject to the obligation of the Company to file a registration statement to register resales of the shares acquired.

Item 6.   SELECTED FINANCIAL DATA
Information included under the caption "Selected Consolidated Financial Data" on page 1 of the Annual Report to Stockholders is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Information included under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 to 5 of the Annual Report to Stockholders is incorporated herein by reference.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information   appearing   under  the  caption   "Quantitative   and  Qualitative
Disclosures About Market Risk" on page 6 of the Annual Report to Stockholders is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The report of independent auditors and consolidated financial statements set forth below are included on pages 8 to 22 of the Annual Report to Stockholders, are incorporated herein by reference.

    Report of Independent Auditors.

    Consolidated Balance Sheets as of December 31, 1998 and 1997.

    Consolidated  Statements  of Income for the years ended  December  31, 1998,
     1997 and 1996.

    Consolidated Statements of Stockholders' Equity for the years ended December
     31, 1998, 1997 and 1996.

    Consolidated Statements of Cash Flows for the years ended December 31, 1998,
     1997 and 1996.

    Notes to Consolidated Financial Statements as of December 31, 1998.

Quarterly results of operations for the years ended December 31, 1998 and 1997 on page 7 of the Annual Report to Stockholders are incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION See Item 13 below.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT See Item 13 below.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to Items 10, 11, 12, and 13 is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999 under the captions "Election of Directors", "Executive Compensation", "Stock Options", Beneficial Ownership of Common Stock", and "Certain Transactions" and is incorporated herein by reference.

                                     PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1)and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report.
   (3) Listing of Exhibits:
  Exhibit
  Numbers
     2 Agreement and Plan of Merger by and among Concord EFS, Inc., CEFT, Inc. and Electronic Payment Services, Inc., dated as of November 20, 1998. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Concord EFS, Inc. dated February 26, 1999 (Commission File 0-13848))

     3(A),4(A) Restated Certificate of Incorporation of Concord EFS, Inc., as amended. (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed by Concord EFS, Inc. on March 10, 1999 (Registration No. 333-74215))

     3(B),4(B) Amended and Restated Bylaws of Concord EFS, Inc. (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed by Concord EFS, Inc. on March 10, 1999 (Registration No. 333-74215))

     10.1*Concord EFS,  Inc.  1993  Incentive  Stock  Option  Plan,  as amended.
          (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed by Concord EFS, Inc. on March 10, 1999 (Registration No. 333-74215))

     10.2*Incentive  Agreement,  Dan M. Palmer,  Chief Executive  Officer of the
          Company

     10.3*Incentive Agreement, Edward A. Labry III, President of the Company

     21   List of Subsidiaries

     23   Consent of Independent Auditors

     23.1 Consent of Independent Auditors - Supplemental Consolidated Financial Statements

     27   Financial Data Schedule

     99   Supplemental Consolidated Financial Statements
            Report of Independent Auditors.
            Supplemental Consolidated Balance Sheets as of December 31, 1998 and
              1997.
            Supplemental Consolidated Statements of Income  for the years  ended
              December  31, 1998, 1997 and 1996.
            Supplemental Consolidated Statements of Stockholders' Equity for the
              years ended December 31, 1998, 1997 and 1996.
            Supplemental Consolidated Statements  of Cash Flows for   the  years
              ended December 31, 1998, 1997 and 1996.
            Notes to Supplemental Consolidated Financial Statements as of Decem-
              ber 31, 1998.
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report

(b) Reports on Form 8-K:
One report on Form 8-K was filed by the Company during the fourth quarter of fiscal year 1998. The Company filed a Form 8-K, dated November 23, 1998, to report, under Item 5 of the form, the signing of an Agreement and Plan of Merger, Dated November 23, 1998, providing for the acquisition by the Company of all of the outstanding common stock of Electronic Payment Services, Inc. Exhibits filed with the Form 8-K were the Company's Press Release dated November 23, 1998; Consolidated Financial Statements of Electronic Payment Services, Inc.; Unaudited Consolidated Selected Financial Information of Electronic Payment Services, Inc. as September 30, 1998 and for the nine months ended September 30, 1998 and 1997; and consent of independent auditors.

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

Concord EFS, Inc.

By:/s/ Dan M. Palmer                    By:/s/Thomas J. Dowling
   -----------------                       --------------------
   Dan M. Palmer                           Thomas J. Dowling
   Chief Executive Officer                 Chief Financial Officer

Date: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                        Date
------------------------    -----------------------------      --------------
/s/ Dan M. Palmer           Chairman of the Board and CEO      March 31, 1999
Dan M. Palmer                 of the Company and EFS
                              National Bank

/s/ Edward A. Labry         President of the Company and       March 31, 1999
Edward A. Labry III           EFS National Bank

/s/ Richard M. Harter       Director and Secretary of          March 31, 1999
Richard M. Harter             the Company

/s/ Douglas C. Altenbern    Director of the Company            March 31, 1999
 Douglas C. Altenbern

/s/ David C. Anderson       Director of the Company            March 31, 1999
David C. Anderson

/s/J. Richard Buchignani    Director of the Company and        March 31, 1999
J. Richard Buchignani         EFS National Bank

/s/  Joyce Kelso            Director of the Company and        March 31, 1999
Joyce Kelso                   EFS National Bank

/s/ Richard P. Kiphart      Director of the Company            March 31, 1999
Richard P. Kiphart

/s/ Jerry D. Mooney         Director of the Company            March 31, 1999
Jerry D. Mooney

/s/Paul L. Whittington      Director of the Company            March 31, 1999
Paul L. Whittington

/s/Thomas J. Dowling        Chief Financial Officer and        March 31, 1999
Thomas J. Dowling             Chief Accounting Officer
                              of the Company

                       CONCORD EFS, INC AND SUBSIDIARIES

                         FORM 10-K LISTING OF EXHIBITS


 Exhibit
 Number                             Exhibit Description
--------  ----------------------------------------------------------------------
  2 Agreement and Plan of Merger by and among Concord EFS, Inc., CEFT, Inc. and Electronic Payment Services, Inc., dated as of November 20, 1998. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Concord EFS, Inc. dated February 26, 1999 (Commission File 0-13848))

  3(A),   Restated  Certificate of  Incorporation  of  Concord  EFS,  Inc.,   as
    4(A) amended. (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed by Concord EFS, Inc. on March 10, 1999 (Registration No. 333-74215))

  3(B),   Amended  and  Restated  Bylaws of  Concord EFS,  Inc.    (incorporated
    4(B) by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed by Concord EFS, Inc. on March 10, 1999 (Registration No. 333-74215))

  10.1* Concord EFS, Inc. 1993 Incentive Stock Option Plan, as amended. (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed by Concord EFS, Inc. on March 10, 1999 (Registration No. 333-74215))

  10.2*   Incentive  Agreement,  Dan M. Palmer,  Chief Executive  Officer of the
          Company

  10.3*   Incentive Agreement, Edward A. Labry III, President of the Company

  21      List of Subsidiaries

  23      Consent of Independent Auditors

  23.1 Consent of Independent Auditors - Supplemental Consolidated Financial Statements

  27      Financial Data Schedule

  99      Supplemental Consolidated Financial Statements
            Report of Independent Auditors.
            Supplemental Consolidated Balance Sheets as of December 31, 1998 and
              1997.
            Supplemental Consolidated Statements of Income  for the years  ended
              December  31, 1998, 1997 and 1996.
            Supplemental Consolidated Statements of Stockholders' Equity for the
              years ended December 31, 1998, 1997 and 1996.
            Supplemental Consolidated Statements  of Cash Flows for   the  years
              ended December 31, 1998, 1997 and 1996.
            Notes to Supplemental Consolidated Financial Statements as of Decem-
              ber 31, 1998.