Form 10-Q
period 1999-03-31
CONCORD EFS INC
filed 1999-05-11
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarter ended     Commission file number 0-13848
              March 31, 1999

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

                                _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $0.33 1/3 par value, as of March 31, 1999 was 128,330,320.

                       CONCORD EFS, INC. AND SUBSIDIARIES


                                      INDEX



                                                                       Page No.
                                                                       --------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets March 31, 1999
   and December 31, 1998                                                  1

  Condensed Consolidated Statements of Income Three
   Months ended March 31, 1999 and March 31, 1998                         2

  Condensed Consolidated Statements of Cash Flows
   Three Months ended March 31, 1999 and March 31, 1998                   3

  Notes to Condensed Consolidated Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     8

Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                            12

PART II - Other Information

Item 2.  Changes in Securities and Use of Proceeds                       13

Item 4.  Submission of Matters to a Vote of Stockholders                 13

Item 6.  Exhibits and Reports on Form 8-K                                13


Signatures                                                               15

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                            March 31   December 31
                                              1999        1998
                                           ----------  -----------
                                                (In thousands)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents               $ 77,285     $ 82,029
    Securities available-for-sale            315,776      288,180
    Accounts receivable, net                 124,735      106,662
    Inventories                               11,324       11,396
    Prepaid expenses and other                13,158        7,863
    Deferred income taxes                      6,305        5,977
                                            --------     --------
           TOTAL CURRENT ASSETS              548,583      502,107

OTHER ASSETS                                  18,270       23,615

PROPERTY AND EQUIPMENT                       311,054      302,937
    Less accumulated depreciation
    and amortization                        (157,406)    (148,447)
                                            --------     --------
                                             153,648      154,490

INTANGIBLE ASSETS                            146,974      146,712
    Less accumulated amortization            (47,838)     (42,806)
                                            --------     --------
                                              99,136      103,906
                                            --------     --------
TOTAL ASSETS                                $819,637     $784,118
                                            ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and other liabilities  $125,307    $ 112,376
    Accrued liabilities                       71,532       47,641
    Income taxes payable                      19,489       10,148
    Short-term borrowings                     17,000       21,000
    Current maturities of long-term debt      25,000       25,116
                                            --------     --------
           TOTAL CURRENT LIABILITIES         258,328      216,281

LONG-TERM DEBT, LESS CURRENT MATURITY        173,750      173,000
DEFERRED INCOME TAXES                         15,605       21,336
OTHER LIABILITIES                              8,905       12,966

STOCKHOLDERS' EQUITY:
    Common Stock-par value $0.33 1/3 per
    share; authorized 200,000 shares,
    issued and outstanding 128,330
    shares at March 31, 1999; issued and
    outstanding 127,935 shares at
    December 31, 1998                         42,777       42,646
    Other stockholders' equity               320,272      317,889
                                            --------     --------
           TOTAL STOCKHOLDERS' EQUITY        363,049      360,535
                                            --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $819,637     $784,118
                                            ========     ========

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                   Three Months Ended
                                        March 31
                                -----------------------
                                 1999            1998
                                -------         -------
                         (In thousands, except per share data)

Revenue                        $170,234        $134,666

Cost of operations              120,849          95,029

Selling, general and
 administrative expenses         12,368          13,100

Acquisition expenses and
 restructuring charges           34,810              -
                                -------         -------
        OPERATING INCOME          2,207          26,537

Other income (expense):
 Interest income                  5,265           4,095
 Interest expense                (3,533)         (3,346)
                                -------         -------
           INCOME BEFORE
            INCOME TAXES          3,939          27,286

Income taxes                      6,807           9,937
                                -------         -------
       NET INCOME (LOSS)        $(2,868)        $17,349
                                =======         =======

Per share data:
 Weighted average shares        128,014         127,486
                                =======         =======

 Basic earnings (loss)           ($0.02)          $0.14
  per share                     =======         =======

 Adjusted weighted average
  shares and assumed
  conversions                   133,083         130,849
                                =======         =======

 Diluted earnings (loss)         ($0.02)          $0.13
  per share                     =======         =======

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                Three Months Ended
                                                      March 31
                                               ---------------------
                                                 1999         1998
                                               --------     --------
                                                   (In thousands)
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                    $ 41,124     $ 19,521

INVESTING ACTIVITIES:
 Acquisition of property and equipment          (11,628)     (11,255)
 Purchases of securities available-for-sale     (48,467)     (43,795)
 Purchase of securities held-to-maturity                      (4,539)
 Sale of securities available-for-sale           13,575       12,667
 Maturities of securities available-for-sale      5,564        8,851
 Maturities of securities held-to-maturity                     2,944
 Merchants contracts purchased                   (4,896)      (2,936)
 Other                                                          (928)
                                               --------     --------
NET CASH USED IN INVESTING ACTIVITIES           (45,852)     (38,991)

FINANCING ACTIVITIES:
 Proceeds from sale of common stock               3,350          903
 Proceeds from notes payable                      7,000       26,275
 Payments under credit agreement, net            (4,000)      (9,000)
 Payments on notes payable                       (6,366)      (6,272)
                                               --------     --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                         (16)      11,606
                                               --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS            (4,744)      (7,864)

Cash and cash equivalents at beginning
 of period                                       82,029       82,592
                                               --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 77,285     $ 74,728
                                               ========     ========


For purposes of these statements, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1998.

The balance sheet at December 31, 1998 has been derived from the consolidated audited financial statements included in exhibit 99 of the Company's Form 10-K for the year ended December 31, 1998. The balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Restatement for Poolings

The historical financial information presented in this Form 10-Q has been re-stated to include the results of Electronic Payment Services, Inc. ("EPS") and Digital Merchant Systems of Illinois, Inc. and American Bankcard International, Inc. (jointly named "DMS"). EPS and DMS were acquired in separate pooling-of-interests transactions. In accordance with pooling-of-interests method of accounting, no adjustments have been made to the historical carrying amounts of assets and liabilities of either DMS or EPS. However, the financial information has been restated to include the operating results of DMS and EPS for all stated periods prior to the combinations.

On February 18, 1999, the stockholders approved the Company's issuance of shares in connection with its acquisition of EPS. The Company completed the merger with EPS on February 26, 1999 by exchanging 30,064,838 shares of the Company's common stock for all of the outstanding common stock of EPS. EPS provides transaction processing services to financial institutions and retailers throughout the
United States. EPS also owns and operates electronic data processing and data-capture networks that process transactions originating at ATMs and point-of-sale terminals.

On June 30, 1998, the Company merged with DMS. DMS is an independent sales organization in the credit card industry. The Company exchanged 4,425,000 shares of its common stock for all of the outstanding common stock of DMS.

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                 MARCH 31, 1999

Restatement for Pooling - continued

The following table presents selected financial information, in thousands, split between the Company, EPS and DMS for the three months ended March 31, 1999 and 1998, respectively.

                                       Three months ended
                                            March 31
                                  ----------------------------
                                       1999           1998
                                   ------------- -------------
                                    (Unaudited)  (Unaudited)
Revenue
  Concord EFS, Inc.                  $124,129       $ 69,632
  EPS (1)                              46,105         58,399
  DMS (2)                                              6,635
                                     --------       --------
                                     $170,234       $134,666
                                     ========       ========

Net income (loss)
  Concord EFS, Inc.                   ($7,782)      $ 11,367
  EPS (1)                               4,914          5,189
  DMS (2)                                                793
                                     --------       --------
                                      ($2,868)      $ 17,349
                                     ========       ========

(1) The 1999 amounts reflect the results of operations from January 1, 1999 through February 28, 1999. The results of operations from March 1, 1999 to March 31, 1999 are included in Concord EFS, Inc. amounts.

(2) As the acquisition of DMS was completed on June 30, 1998, the 1999 amounts are included in Concord EFS, Inc. amounts.

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

During the first quarter of 1999 and 1998, total comprehensive income (loss), in thousands, amounted to ($3,747) and $17,485, respectively.

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                 MARCH 31, 1999

Earnings (Loss) Per Share
The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (in thousands, except per share data):

                                          Three Months Ended
                                               March 31
                                         1999            1998
                                       -------          -------
Numerator:
 Net income (loss)                    $ (2,868)         $17,349
                                        ======           ======
Denominator:
 Denominator for basic earnings per
 share, weighted-average shares        128,014          127,486

 Effect of dilutive securities,
 employee stock options                  5,069            3,363
                                       -------          -------
 Denominator for diluted earnings per
 share adjusted for weighted-average
 shares and assumed conversions        133,083          130,849
                                       =======          =======

Basic earnings (loss) per share         ($0.02)           $0.14
                                       =======          =======

Diluted earnings (loss) per share       ($0.02)           $0.13
                                       =======          =======

Excluding acquisition costs and restructuring charges described in management's discussion and analysis of financial condition and results of operations, basic and diluted earnings per share for the first quarter 1999 was $0.19 and $0.18, respectively.

Earnings per share and related per share data have been restated to reflect all stock splits.

Operations By Industry Segment

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting financial information about operating segments in annual and interim financial statements. SFAS No. 131 requires that financial information be reported on the same basis that is reported internally for evaluating segment performance and allocating resources to segments. SFAS No. 131 addresses how supplemental financial information is disclosed in annual and interim reports; therefore, its adoption in 1998 had no impact on the financial condition or operating results of the Company.

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                 MARCH 31, 1999

Concord has two reportable segments: Merchant Card Services and ATM Services. Merchant Card Services include the processing of credit card transactions for all major credit card brands including VISA, MasterCard, American Express, Discover and Diners Club; the processing of debit card transactions for financial institutions issuing these and similar cards; and the provision of electronic payment services to supermarket chains and multiple lane retailers, financial institutions, petroleum and convenience stores, grocery stores, trucking companies and other retailers.

ATM Services revenue consists of fee income and other surcharges charged for proprietary ATMs and processing fees for third party ATMs. The balance of the Company's revenue is derived principally from check verification and authorization services, sales of point-of-sale terminals and payroll processing services.

ATM Services include transactional fee income and other surcharges charges for proprietary ATMs and processing fees for third party ATMs.

The remaining balance of the Company's revenue is derived principally from check verification and authorization services, and sales of point-of-sale terminals. The Company evaluates performance and allocates resources based on profit or loss from operations. Items classified as "Other" include revenue not identifiable with the two reportable segments described above and costs of operations and selling, general and administrative expenses which are not allocated to the reportable segments.

No single customer of the Company accounts for a material portion of the Company's revenues.

Industry segment information, in thousands, for the three months ended March 31, 1999 and 1998 is presented below:

                                             Merchant       ATM
                                          Card Services   Services        Other          Total
                                          ------------- ------------- ------------- -------------

Three months ended March 31, 1999

  Revenue                                     $112,326      $ 52,449      $  5,459      $170,234

  Cost of operations                           (63,564)      (31,105)      (26,180)     (120,849)

  Acquisition costs and restructuring
    charges                                                                (34,810)      (34,810)

  Selling, general, & administrative
    expenses                                                               (12,368)      (12,368)

  Taxes & interest, net                                                     (5,075)       (5,075)
                                          ------------- ------------- ------------- -------------
  Net income (loss)                           $ 48,762      $ 21,344      $(72,974)     $ (2,868)
                                          ============= ============= ============= =============

Three months ended March 31, 1998

  Revenue                                     $ 85,203      $ 45,202      $  4,261      $134,666

  Cost of operations                           (46,654)      (26,264)      (22,111)      (95,029)

  Selling, general, & administrative
    expenses                                                               (13,100)      (13,100)

  Taxes & interest, net                                                     (9,188)       (9,188)
                                          ------------- ------------- ------------- -------------
  Net income                                  $ 38,549      $ 18,938      $(40,138)     $ 17,349
                                          ============= ============= ============= =============

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking" information, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Any such statements are not guarantees for future performance and involve risks and uncertainties, and actual results may differ materially from those contemplated by such forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include (i) the loss of key personnel or inability to attract additional qualified personnel, (ii) the failure to fully integrate the operations of EPS, (iii) changes in card association rules, (iv) changes in card association fees, (v) restrictions on surcharging or a decline in the deployment of automated teller machines, (vi) dependence on VISA and MasterCard registrations, (vii) the credit risk of merchant customers, (viii) susceptibility to fraud at the merchant level, (ix) the failure of the Company, its vendors or its customers to appropriately manage Year 2000 code problems,
(x) increasing  competition,  (xi) the success of a new VISA debit card product,
(xii) the loss of key customers, (xiii) continued consolidation in the banking and retail industries, (xiv) risks related to acquisitions, (xv) changes in rules and regulations governing financial institutions, (xvi) the inability to remain current with rapid technological change, (xvii) dependence on third-party vendors, (xviii) the imposition of additional state taxes, (xix) volatility of the Company's common stock price and (xx) changes in interest rates. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future results over time. See the cautionary statements included as Exhibit 99 to this Form 10-Q for a more detailed discussion of the foregoing and other factors.

Overview

Concord EFS, Inc. (the "Company") is a fully integrated leading provider of electronic transaction authorization, processing, settlement and funds transfer services on a nationwide basis. The Company focuses on marketing its services to supermarket chains and multiple lane retailers, financial institutions, petroleum and convenience stores, grocery stores, the trucking industry and other retailers. The Company's primary activity is Merchant Card Services, in which it provides integrated electronic transaction services for credit card, debit card and electronic benefits transfer ("EBT") card transactions. These transaction services include data capture, authorization and settlement services for over 400,000 point-of-sale terminals. The Company also provides automated teller machine ("ATM") Services, consisting of owning and operating the MAC-branded electronic funds transfer network and processing for approximately 35,000 ATMs nationwide, of which it owns approximately 1,000.

Recent Acquisitions

On June 30, 1998, the Company completed a merger with DMS, which is an independent sales organizations for the transaction processing industry. The merger was accounted for as a pooling of interests in which the Company exchanged approximately 4.4 million of its shares for all of DMS.

On February 26, 1999 the Company completed its acquisition of EPS, a company which provides transaction processing services to financial institutions and retailers throughout the United States. The acquisition was accounted for as a pooling of interests in which the Company exchanged 30.1 million of its shares for all of the outstanding common stock of EPS. The Company incurred $34.8 million of expenses related to the acquisition in the first quarter of 1999. These expenses included communication conversion costs, advisory fees and asset write-offs. Management continues to review potential operational synergies from the acquisition, such as duplicate facilities, computer hardware and software and other contractual relationships.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Restatement for Poolings

The historical financial information presented in this Form 10-Q has been restated to include the results of EPS and DMS. In accordance with the pooling-of-interests method of accounting, no adjustments have been made to the historical carrying amounts of assets and liabilities of either DMS or EPS. However, the financial information has been restated to include the operating results of EPS and DMS for all stated periods prior to the combination.

Components of Revenue and Expenses

The substantial majority of the Company's revenue (66% in the first quarter of 1999 and 63% in the first quarter of 1998) is generated from fee income related to Merchant Card Services. These services include:

  -- the processing of credit card transactions for all major credit card brands including VISA, MasterCard, American Express, Discover and Diners Club;

  -- the processing of debit card transactions for financial institutions issuing these and similar cards; and

  -- the provision of electronic payment services to supermarket chains and multiple lane retailers, financial institutions, petroleum and convenience stores, grocery stores, trucking companies and other retailers.

Revenue from Merchant Card Services includes primarily discount fees charged to merchants, which are a percentage of the dollar amount of each credit card transaction the Company processes, as well as a flat fee per transaction. The discount fee is negotiated with each merchant and typically constitutes a bundled rate for the transaction authorization, processing, settlement and funds transfer services we provide. This revenue and fees from other transactions are recognized at the time the merchants' transactions are processed.

The other principal component of the Company's revenue derives from ATM Services (approximately 31% in the first quarter of 1999 and 34% in the first quarter of 1998). ATM Services revenue consists of fee income and other surcharges charged for proprietary ATMs and processing fees for third party ATMs. The balance of the Company's revenue is derived principally from check verification and authorization services, sales of point-of-sale terminals and payroll processing services.

Cost of operations includes all costs directly attributable to the provision of services to the Company's customers. The most significant component of cost of operations includes interchange and assessment fees, which are amounts charged by the credit and debit card associations. Interchange and assessment fees are billed primarily as a percentage of dollar volume processed and, to a lesser extent, as a per-transaction fee. Cost of operations also includes telecommunications costs, occupancy costs, depreciation, the cost of equipment leased and sold, the cost of operating the Company's MAC network and other miscellaneous merchant supplies and services expenses.

The Company's selling, general and administrative expenses include salaries and wages, and other general administrative expenses (including certain amortization costs).

Results of Operations

Revenue increased 26.4% to $170.2 million in the first quarter of 1999 from $134.7 million in the first quarter of 1998. Of first quarter 1999 revenue, merchant card services, ATM services and other services accounted for 66.0%, 30.8% and 3.2%, respectively. Revenue from merchant card services increased 31.8%, due primarily to increased transactional volumes. Increased volumes

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations - continued
resulted from the addition of new merchants, the widening acceptance of debit and EBT card transactions at new and existing merchants and higher credit card transaction processing fees. The increase in fees was a pass-through to customers of higher interchange processing fees that were assessed by the credit card associations in April 1998. ATM services revenue increased 16.0%; the placement of new ATMs, new ATM processing customers and increases in transactional volumes accounted for the increase. Other revenue increased 28.1% due to increased terminal sales primarily to our new merchants.

Cost of operations increased in the first quarter of 1999 to 71.0% of revenue compared to 70.6% in the first quarter of 1998. While credit card association interchange fees and certain other operating expenses were higher as a percentage of revenue in the first quarter of 1999 than in the first quarter of 1998, this was largely offset by a decrease, as a percentage of revenue, in payroll expenses.

Excluding the acquisition expenses, restructuring charges and related tax items, net income, as a percentage of revenue, increased to 14.1% in the first quarter of 1999 compared to 12.9% in first quarter of 1998. The primary factor in this increase was that selling, general and administrative expenses decreased from $13.1 million or 9.7% of total revenue in the first quarter of 1998 to $12.4 million or 7.3% of total revenue in 1999 as personnel related costs were were lower in the first quarter of 1999.

Net loss as a percentage of revenue was (1.7%) in the first quarter of 1999. Net income as a percentage of revenue was 12.9% in the first quarter of 1998. The primary factor in the change was the acquisition expenses and restructuring charges incurred in the first quarter of 1999 in connection with the acquisition of EPS. The total pretax charges were $34.8 million, as summarized below:

     Acquisition expenses               $10.5
     Communication conversion costs      12.4
     Asset write-offs                     8.2
     Off-line debit conversion            2.8
     Severance and other                  0.9
                                        -----
                                        $34.8
                                        =====

Acquisition  related  expenses  were  $10.5  million  consisting   primarily  of
investment banking fees, as well as legal, accounting, registration and other fees and expenses were also incurred.

In order to create a single communication infrastructure for the Company's transaction processing businesses, the Company adopted a plan to convert EPS's communication network to Concord's. As the plan is implemented over the course of the next year, the Company expects to achieve operational and cost efficiencies. The accrual for the plan of conversion was $12.4 million.

Asset write-offs of $8.2 million were incurred. For competitive reasons, certain geographic areas of the MAC network of EPS have been deemphacized by the Company, causing impairment to the related intangible assets of approximately $2.8 million. After review of certain EPS customer lists and the undiscounted cash flows estimated to be generated by the related intangible assets, the Company recognized an impairment loss of approximately $3.6 million. The remainder of the write-off was for assets that are no longer used or supported under revised marketing and business plans.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations - continued
EPS currently uses a third party bank for its off-line debit processing. During the quarter, the Company adopted a plan to take this process in-house and the related restructuring charges of $2.8 million were accrued.

In addition to the pre-tax charges, a tax component write off of $1.3 million for impaired state tax net operating losses of EPS was incurred. Combined with the non-tax deductibility of certain acquisition costs, these items increased the effective tax rate in the first quarter of 1999.

Liquidity and Capital Resources

In the first quarter of 1999, the Company generated $41.1 million net cash from operating activities. The Company also received $7.0 million in proceeds from notes payable, and $3.4 million from stock issued from exercises of options under the Company's stock option plans. From cash provided from operating and financing activities, $29.3 million was invested in securities, net of sales and maturities, $11.6 million was spent on capital expenditures, $4.9 million was spent to purchase merchant contracts, and long-term debt and short-term borrowings were reduced by $6.4 million and $4.0 million, respectively. The capital expenditures were primarily for communications equipment, point-of-sale terminals, new computer equipment and capitalized software.

The Company believes that available credit and cash generated from operations are adequate to meet the Company's capital needs. EFS National Bank and EFS Federal Savings Bank, wholly-owned subsidiaries of the Company, exceed required regulatory capital ratios.

Impact of Year 2000

The Year 2000 preparedness efforts of the Company cover both information technologies ("IT") and non-IT systems. Non-IT systems include those systems used in the daily operations of buildings and facilities. IT systems include computer hardware, software and related applications.

The Company has instituted a five-phase plan with the goal of having its IT and non-IT systems function properly with respect to dates in the year 2000 and beyond. These five phases are: awareness, assessment, renovation, validation and implementation. Based on progress to date, the Company has completed the awareness and assessment phases for all systems. The renovation, validation and implementation phases for internal and external mission critical systems and entities have been instituted concurrently and are on schedule for completion. The validation phase includes an independent review of results for all mission critical applications by the Company's internal audit staff and various regulatory agencies.

There is no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner. However, contingency plans have been created for all mission critical vendor products and services. The contingency plans will be further enhanced and expanded to include business resumption planning during the first two quarters of 1999 with completion to coincide with the completion of the Year 2000 project. These plans will include both the Company's internal mission critical systems and third-party exposures, based on the evaluation of progress at that time.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Impact of Year 2000 - continued
Additional testing of new or remediated systems and applications will continue as needed. If the Company does not complete the phases of its plan that are now underway, then its ability to process transactions for its customers could be adversely affected. The potential liability or lost revenue under this scenario could have a materially adverse effect on the Company's financial condition and results of operations.

Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our disclosures on quantitative and qualitative disclosures about market risk since December 31, 1998. For additional information, refer to Exhibit 99 - Supplemental Consolidated Financial Statements in our Form 10-K for the year ended December 31, 1998.

                       CONCORD EFS, INC. AND SUBSIDIARIES

                                    PART II

                                OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds

On February 26, 1999, the Company issued 30,064,835 shares of its common stock in connection with the Company's acquisition of all of the outstanding common stock of EPS. In the acquisition, EPS merged with a wholly owned subsidiary of the Company, and the shares, and options to purchase shares, of common stock of EPS outstanding at the time of the merger were converted into shares, and options to purchase shares, of common stock of the Company at a ratio of 7.9091 shares of common stock of the Company for one share of common stock of EPS.

The 30,064,835 shares were issued to the 12 shareholders of EPS who held all of the outstanding shares of EPS common stock at the time of the merger, without registration under the Securities Act of 1933 in reliance on the exemption under
Section 4(2) of that Act. The Company believes that each of these persons was either an accredited investor or had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the investment in shares of the Company; was afforded access to material information about the Company, understood that the shares of the Company acquired in the merger were "restricted securities" and agreed not to transfer those shares except pursuant to an effective registration statement under the Securities Act of 1933 or an exemption from registration under that act.

On May 5, 1999, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 to register a total of 35,607,525 shares of its common stock for sale to the public. Of the 35,607,525 shares to be sold, 2,000,000 shares will be offered by the Company and 28,963,125 shares will be offered by selling stockholders who acquired their shares in connection with the acquisition by the Company of Electronic Payment Services, Inc. on February 26, 1999. An additional 4,644,400 shares will be offered by the Company to cover over-allotments.

Item 4:  Submission of Matters to a Vote of Security Holders

A special meeting of stockholders of the Company was held on February 18, 1999. At that meeting, the stockholders voted on the following matters:

(1) A proposal to approve the Company's issuance of shares of common stock in connection with the Company's acquisition of Electronic Payment Services, Inc. There were a total of 64,417,855 votes were cast for, 171,221 votes were cast against or withheld, and 228,867 abstentions and broker non-votes on this proposal.

(2) A proposal to approve a proposed amendment to the Company's 1993 Incentive Stock Option Plan to increase the number of shares of common stock that may be issued under that plan from 13,668,750 shares to 25,000,000 shares and to add a new method for payment of shares upon exercise of options. There were a total of 41,456,130 votes were cast for, 22,997,923 votes were cast against or withheld, and 363,890 abstentions and broker non-votes on this proposal.

Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (a) Exhibits
     Exhibit 10.1 - Employment Agreement, Richard N. Garman
     Exhibit 10.2 - Employment Agreement, Ruth Ann Marshall
     Exhibit 21 - Subsidiaries of the Registrant
     Exhibit 27 - Financial Data Schedule
     Exhibit 99 - Cautionary Statements

                                     PART II

(b)  Reports on Form 8-K

On March 10, 1999, the Company filed a Report on Form 8-K, dated February 26, 1999, to report, under Item 2 of that form, the Company's acquisition of all of the outstanding common stock of Electronic Payment Services, Inc. The report of independent auditors and audited consolidated financial statements of Electronic Payment Services, Inc. set forth below were filed with that Form 8-K pursuant to
Item 7:

     Report of Independent Auditors

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated  Statements  of Income for the years ended  December 31, 1998,
       1997, and 1996

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the years ended December 31, 1998, 1997, and 1996

     Consolidated  Statements  of Cash Flows for the years  ended  December  31,
       1998, 1997, and 1996

     Notes to the Consolidated Financial Statements

The unaudited pro forma consolidated financial statements as of and for the nine months ended September 30, 1998 and 1997, and for the three years ended December 31, 1997, including the notes thereto, of the Company, reflecting its acquisition of Electronic Payment Services, Inc., were incorporated by reference in Item 7 of the Form 8-K.

                             Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CONCORD EFS, INC.



Date: May 10, 1999       By: /s/ Dan M. Palmer
                             ---------------------------
                             Dan M. Palmer
                             Chairman of the Board and
                             Chief Executive Officer



Date: May 10, 1999       By: /s/ Thomas J. Dowling
                             ---------------------------
                             Thomas J. Dowling
                             Vice President and Chief
                             Financial Officer

                       CONCORD EFS, INC. AND SUBSIDIARIES

                         FORM 10-Q LISTING OF EXHIBITS


Exhibit Number                          Exhibit Description
--------------   ---------------------------------------------------------------
 Exhibit 10.1    Employment Agreement, Richard N. Garman

 Exhibit 10.2    Employment Agreement, Ruth Ann Marshall

 Exhibit 21      Subsidiaries of the Registrant

 Exhibit 27      Financial Data Schedule

 Exhibit 99      Cautionery Statements