Form 10-Q
period 1999-06-30
CONCORD EFS INC
filed 1999-08-16
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarter ended     Commission file number 0-13848
              June 30, 1999

                           ___________________________


                                CONCORD EFS, INC.

             (Exact name of registrant as specified in its charter)


                  Delaware                               04-2462252
       ______________________________              _____________________

      (State or other jurisdiction of                (IRS Employer
       Incorporation of Organization)              Identification Number)


          2525 Horizon Lake Drive, Suite 120, Memphis, Tennessee 38133
                    (Address of Principal Executive Offices)
                                 (901) 371-8000
              (Registrant's telephone number, including area code)

                                _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $0.33 1/3 par value, as of June 30, 1999 was 136,336,236.

                       CONCORD EFS, INC. AND SUBSIDIARIES


                                      INDEX



                                                                       Page No.
                                                                       --------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of June 30, 1999
   and December 31, 1998                                                  1

  Condensed Consolidated Statements of Income Three
   Months and Six Months ended June 30, 1999 and June 30, 1998            3

  Condensed Consolidated Statements of Cash Flows
   Six Months ended June 30, 1999 and June 30, 1998                       4

  Notes to Condensed Consolidated Financial Statements                    5

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    11

Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                            16

PART II - Other Information

Item 2.  Changes in Securities and Use of Proceeds                       17

Item 4.  Submission of Matters to a Vote of Stockholders                 17

Item 6.  Exhibits and Reports on Form 8-K                                18


Signatures                                                               19

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                             June 30    December 31
                                               1999         1998
                                           -----------  -----------
ASSETS                                                      (In thousands)
CURRENT ASSETS
    Cash and cash equivalents               $   162,019  $    82,029
    Securities available-for-sale               337,992      288,180
    Accounts receivable, net                    147,686      106,662
    Inventories                                  12,762       11,396
    Prepaid expenses and other                   10,585        7,863
    Deferred income taxes                         8,967        5,977
                                            -----------  -----------
                      TOTAL CURRENT ASSETS      680,011      502,107

OTHER ASSETS                                     19,373       23,615

PROPERTY AND EQUIPMENT                          324,447      302,937
    Less accumulated depreciation
     and amortization                          (167,077)    (148,447)
                                            -----------  -----------
                                                157,370      154,490

INTANGIBLE ASSETS                               152,958      146,712
    Less accumulated amortization               (50,878)     (42,806)
                                            -----------  -----------
                                                102,080      103,906
                                            -----------  -----------
                              TOTAL ASSETS  $   958,834  $   784,118
                                            ===========  ===========

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                        CONCORD EFS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                              June 30    December 31
                                                1999         1998
                                            -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY              (In thousands)
CURRENT LIABILITIES
    Accounts payable and                    $   157,399    $ 112,376
         other liabilities
    Accrued liabilities                          69,992       47,641
    Income taxes payable                         12,660       10,148
    Short-term borrowings                            -        21,000
    Current maturities of long-term debt             -        25,116
                                            -----------  -----------
                 TOTAL CURRENT LIABILITIES      240,051      216,281

LONG-TERM DEBT, LESS CURRENT MATURITY            80,000      173,000

DEFERRED INCOME TAXES                            12,222       21,336

OTHER LIABILITIES                                 9,806       12,966

STOCKHOLDERS' EQUITY
    Common Stock-par value $0.33 1/3
    per share; authorized 500.0 million
    shares, issued and outstanding 136.3
    million shares at June 30, 1999;
    issued and outstanding 127.9 million
    shares at December 31, 1998                  45,445       42,646
    Other stockholders' equity                  571,310      317,889
                                            -----------  -----------
                TOTAL STOCKHOLDERS' EQUITY      616,755      360,535
                                            -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   958,834  $   784,118
                                            ===========  ===========

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                Three Months Ended          Six Months Ended
                                      June 30                   June 30
                              ---------------------       ---------------------
                                1999          1998          1999         1998
                              -------       -------       -------       -------
                                    (In thousands, except per share data)

Revenue                      $193,724      $155,258      $363,958      $289,924

Cost of operations            137,296       109,256       258,145       204,285

Selling, general and
 administrative expenses       12,564        12,581        24,932        25,681

Acquisition expenses and
 restructuring charges             -             -         34,810            -
                              -------       -------       -------       -------
            OPERATING INCOME   43,864        33,421        46,071        59,958

Other income (expense):
 Interest income                5,479         3,859        10,744         7,954
 Interest expense              (3,611)       (3,659)       (7,144)       (7,005)
                              -------       -------       -------       -------

         INCOME BEFORE TAXES   45,732        33,621        49,671        60,907

Income taxes                   16,466        12,290        23,273        22,227
                              -------       -------       -------       -------
                  NET INCOME  $29,266       $21,331       $26,398       $38,680
                              =======       =======       =======       =======

Per share data:
 Weighted average shares      129,076       127,639       128,545       127,562
                              =======       =======       =======       =======

 Basic earnings per share       $0.23         $0.17         $0.21         $0.30
                              =======       =======       =======       =======

 Adjusted weighted average
  shares and assumed
  conversions                 134,065       131,615       133,586       131,232
                              =======       =======       =======       =======

 Diluted earnings per share     $0.22         $0.16         $0.20         $0.29
                              =======       =======       =======       =======

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Six Months Ended
                                                      June 30
                                               ---------------------
                                                 1999         1998
                                               --------     --------
NET CASH PROVIDED BY OPERATING                     (In thousands)
 ACTIVITIES                                    $ 91,358     $ 63,215

INVESTING ACTIVITIES:
 Acquisition of property and equipment          (25,021)     (37,750)
 Purchases of securities available-for-sale    (101,334)     (93,219)
 Purchase of securities held-to-maturity                      (9,630)
 Sale of securities available-for-sale           28,020       27,476
 Maturities of securities available-for-sale     11,784        4,844
 Maturities of securities held-to-maturity                    23,733
 Merchants contracts purchased                   (7,840)      (7,069)
 Other                                                          (811)
                                               --------     --------
NET CASH USED IN INVESTING ACTIVITIES           (94,391)     (92,426)

FINANCING ACTIVITIES:
 Proceeds from sale of common stock             222,139        1,675
 Proceeds from notes payable                      7,000       40,000
 Payments under credit agreement, net           (21,000)
 Payments on notes payable                     (125,116)     (12,932)
                                               --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES        83,023       28,743
                                               --------     --------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                            79,990         (468)

Cash and cash equivalents at beginning
 of period                                       82,029       82,592
                                               --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $162,019     $ 82,124
                                               ========     ========

For purposes of these statements, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1998.

The balance sheet at December 31, 1998 has been derived from the consolidated audited financial statements included in exhibit 99 of the Company's Form 10-K for the year ended December 31, 1998. The balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

Restatement for Poolings

The historical financial information presented in this Form 10-Q has been re-stated to include the results of Electronic Payment Services, Inc. ("EPS"). EPS was acquired in a pooling-of-interests transaction, and in accordance with pooling-of-interests method of accounting, no adjustments have been made to the historical carrying amounts of assets and liabilities of EPS. However, the financial information has been restated to include the operating results of EPS for all stated periods prior to the combination.

On February 18, 1999, the stockholders approved the Company's issuance of shares in connection with its acquisition of EPS. The Company completed the merger with EPS on February 26, 1999 by exchanging 30,064,835 shares of the Company's common stock for all of the outstanding common stock of EPS. EPS provides transaction processing services to financial institutions and retailers throughout the
United States. EPS also owns and operates electronic data processing and data-capture networks that process transactions originating at ATMs and point-of-sale terminals.

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                  JUNE 30, 1999

Restatement for Pooling - continued

The following table presents selected financial information, in thousands, split between the Company and EPS for the three and six month periods ended June 30, 1999 and 1998, respectively.

                             Three months ended             Six months ended
                                  June 30                       June 30
                          -----------------------       -----------------------
                            1999           1998           1999           1998
                          --------       --------       --------       --------
                          (Unaudited)  (Unaudited)     (Unaudited)   (Unaudited)
Revenue
  Concord EFS, Inc.       $193,724       $ 90,588       $317,853       $166,855
  EPS (1)                                  64,670         46,105        123,069
                          --------       --------       --------       --------
                          $193,724       $155,258       $363,958       $289,924
                          ========       ========       ========       ========

Net income
  Concord EFS, Inc.       $ 29,266       $ 15,014        $21,484       $ 27,174
  EPS (1)                                   6,317          4,914         11,506
                          --------       --------       --------       --------
                          $ 29,266       $ 21,331        $26,398       $ 38,680
                          ========       ========       ========       ========

(1) The 1999 amounts reflect the results of operations from January 1, 1999 through February 28, 1999. The results of operations from March 1, 1999 to June 30, 1999 are included in Concord EFS, Inc. amounts.

Offering of Common Stock

During the quarter, the Company filed a registration statement with the Securities and Exchange Commission offering 2,000,000 shares of its common stock, and the selling stockholders named in the registration statement selling 29,659,125 shares of common stock for a total of 31,659,125 shares of common stock. As described in the registration statement, the selling stockholders were the previous owner banks of EPS who received unregistered common stock of the Company in connection with the February 26, 1999 acquisition. The underwriters named in the registration statement had the option to purchase up to 4,748,000 additional shares of common stock from the Company. This option was exercised for a total of 36,407,125 shares of common stock sold in the offering. Net of the underwriting discount and estimated other expenses of the offering, the Company received $207.8 million for the 6,748,000 shares of common stock issued. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

                     CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                  JUNE 30, 1999

Comprehensive Income

As of January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Total comprehensive income was $23,188 and $21,338 for the three months ended, June 30, 1999 and 1998, respectively. Total comprehensive income, in thousands, was $19,441 and $38,823 for the six months ended, June 30, 1999 and 1998, respectively.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                     Three Months Ended      Six Months Ended
                                           June 30               June 30
                                      1999         1998       1999        1998
                                    -------      -------    -------     -------
Numerator:
 Net income                         $29,266      $21,331    $26,398     $38,680
                                    =======      =======    =======     =======
Denominator:
 Denominator for basic earnings
 per share, weighted-average
 shares                             129,076      127,639    128,545     127,562

 Effect of dilutive securities,
 employee stock options               4,989        3,976      5,041       3,670
                                    -------      -------    -------     -------
 Denominator for diluted earnings
 per share adjusted for weighted-
 average shares and assumed
 conversions                        134,065      131,615    133,586     131,232
                                    =======      =======    =======     =======

Basic earnings per share              $0.23        $0.17      $0.21       $0.30
                                    =======      =======    =======     =======

Diluted earnings per share            $0.22        $0.16      $0.20       $0.29
                                    =======      =======    =======     =======

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                  JUNE 30, 1999

Earnings Per Share - continued

Excluding acquisition costs and restructuring charges described in management's discussion and analysis of financial condition and results of operations, basic and diluted earnings per share for the six month period ended June 30, 1999 were $0.41 and $0.40, respectively.

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

Concord has two reportable segments: Merchant Services and ATM Services. Merchant Services results from processing credit card transactions for all major credit card brands including VISA, MasterCard, American Express, Discover and Diners Club; the processing of debit card transactions for financial institutions issuing these and similar cards; and the provision of electronic payment services to supermarket chains and multiple lane retailers, financial institutions, petroleum and convenience stores, grocery stores, trucking companies and other retailers.

ATM Services include transactional fee income and surcharge revenue from ATMs owned by the Company as well as ATM transaction processing for ATMs owned by the Company's merchants.

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

Certain amounts have been reclassified from prior period consolidated financial information to conform with the current year presentation.

                     CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                  JUNE 30, 1999

Operations By Industry Segment - continued

Industry segment information, in thousands, for the three and six month periods ended June 30, 1999 and 1998 is presented below:

                              Merchant       ATM
                              Services     Services      Other         Total
                             ----------   ----------   ----------   ----------
Three months ended
 June 30, 1999
  Revenue                      $133,116     $ 56,704    $   3,904    $ 193,724

  Cost of operations            (85,470)     (31,717)     (20,109)    (137,296)

  Selling, general, &
   administrative expenses                                (12,564)     (12,564)

  Taxes & interest, net                                   (14,598)     (14,598)
                             ----------   ----------   ----------   ----------
  Net income (loss)            $ 47,646     $ 24,987    $ (43,367)   $  29,266
                             ==========   ==========   ==========   ==========
Three months ended
 June 30, 1998
  Revenue                      $103,291     $ 49,153    $   2,814    $ 155,258

  Cost of operations            (61,942)     (29,649)     (17,620)    (109,256)

  Selling, general, &
   administrative expenses                                (12,581)     (12,581)

  Taxes & interest, net                                   (12,090)     (12,090)
                             ----------   ----------   ----------   ----------
  Net income (loss)            $ 41,349     $ 19,459    $ (39,477)   $  21,331
                             ==========   ==========   ==========   ==========

                     CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                  JUNE 30, 1999

Operations By Industry Segment - continued

                              Merchant       ATM
                              Services     Services      Other         Total
                             ----------   ----------   ----------   ----------
Six months ended
 June 30, 1999
  Revenue                      $245,441     $109,153    $   9,364    $ 363,958

  Cost of operations           (154,370)     (62,678)     (41,097)    (258,145)

  Acquisition costs and
   restructuring charges                                  (34,810)     (34,810)

  Selling, general, &
   administrative expenses                                (24,932)     (24,932)

  Taxes & interest, net                                   (19,673)     (19,673)
                             ----------   ----------   ----------   ----------
  Net income (loss)            $ 91,071     $ 46,475    $(111,148)   $  26,398
                             ==========   ==========   ==========   ==========
Six months ended
 June 30, 1998
  Revenue                      $190,292     $ 94,355    $   5,277    $ 289,924

  Cost of operations           (112,680)     (56,909)     (34,696)    (204,285)

  Selling, general, &
   administrative expenses                                (25,681)     (25,681)

  Taxes & interest, net                                   (21,278)     (21,278)
                             ----------   ----------   ----------   ----------
  Net income (loss)            $ 77,612     $ 37,446    $ (76,378)   $  38,680
                             ==========   ==========   ==========   ==========

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking" information, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Any such statements are not guarantees for future performance and involve risks and uncertainties, and actual results may differ materially from those contemplated by such forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include (i) the loss of key personnel or inability to attract additional qualified personnel, (ii) the failure to fully integrate the operations of Electronic Payment Services, (iii) changes in card association rules, (iv) changes in card association fees, (v) restrictions on surcharging or a decline in the deployment of automated teller machines, (vi) dependence on VISA and MasterCard registrations, (vii) the credit risk of merchant customers,
(viii) susceptibility to fraud at the merchant level, (ix) the failure of the Company, its vendors or its customers to appropriately manage Year 2000 code problems, (x) increasing competition, (xi) the success of a new VISA debit card product, (xii) the loss of key customers, (xiii) continued consolidation in the banking and retail industries, (xiv) risks related to acquisitions, (xv) changes in rules and regulations governing financial institutions, (xvi) the inability to remain current with rapid technological change, (xvii) dependence on third-party vendors, (xviii) the imposition of additional state taxes, (xix) volatility of the Company's common stock price and (xx) changes in interest rates. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future results over time.

Recent Acquisitions

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

Restatement for Pooling

The historical financial information presented in this Form 10-Q has been restated to include the results of EPS. In accordance with pooling-of- interests method of accounting, no adjustments have been made to the historical carrying amounts of assets and liabilities of EPS. However, the financial information has been restated to include the operating results of EPS for all stated periods prior to the combination.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview

Concord EFS, Inc. (the "Company") is a fully integrated leading provider of electronic transaction authorization, processing, settlement and funds transfer services on a nationwide basis. The Company focus on marketing its services to supermarket chains and multiple lane retailers, financial institutions, petroleum and convenience stores, grocery stores, the trucking industry and other retailers. The Company's primary activity is Merchant Services, in which it provides integrated electronic transaction services for credit card, debit card and electronic benefits transfer ("EBT") card transactions. These transaction services include data capture, authorization and settlement services for over 400,000 point-of-sale terminals. The Company also provides automated teller machine ("ATM") Services, consisting of owning and operating the MAC-branded electronic funds transfer network and processing for approximately 35,000 ATMs nationwide, of which it owns approximately 1,000.

The substantial majority of the Company's revenue (68.7% in the second quarter of 1999 and 66.5% in the second quarter of 1998) is generated from fee income related to Merchant Services. These services include:

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

Revenue from Merchant Services includes primarily discount fees charged to merchants, which are a percentage of the dollar amount of each credit card transaction the Company processes, as well as a flat fee per transaction. The discount fee is negotiated with each merchant and typically constitutes a bundled rate for the transaction authorization, processing, settlement and funds transfer services we provide. This revenue and fees from other transactions are recognized at the time the merchants' transactions are processed.

The other principal component of the Company's revenue derives from ATM Services (approximately 29.3% in the second quarter of 1999 and 31.7% in the second quarter of 1998). ATM Services revenue consists of fee income and other surcharges charged for proprietary ATMs and processing fees for third party ATMs. The balance of the Company's revenue is derived principally from check verification and authorization services, sales of point-of-sale terminals and payroll processing services.

Cost of operations includes all costs directly attributable to the provision of services to the Company's customers. The most significant component of cost of operations includes interchange and assessment fees, which are amounts charged

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview - continued

by the credit and debit card associations. Interchange and assessment fees are billed primarily as a percentage of dollar volume processed and, to a lesser extent, as a per-transaction fee. Cost of operations also includes telecommunications costs, occupancy costs, depreciation, the cost of equipment leased and sold, the cost of operating the Company's MAC network and other miscellaneous merchant supplies and services expenses.

The Company's selling, general and administrative expenses include salaries and wages, other general administrative expenses (including certain amortization costs).

Results of Operations

Revenue increased 24.7% to $193.7 million in the second quarter of 1999 from $155.3 million in the second quarter of 1998. Of 1999 revenue, merchant services, ATM services and other services accounted for 68.7%, 29.3% and 2.0%, respectively of revenue. Revenue from merchant services, increased 28.9%, due primarily to increased transactional volumes. Increased volumes resulted from the addition of new merchants, the widening acceptance of debit and EBT card transactions at new and existing merchants and higher credit card transaction processing fees. The increase in fees was a pass through to customers of higher interchange processing fees that were assessed by the credit card associations in April 1998 and April 1999. ATM services revenue increased 15.4%; the placement of new ATMs, new ATM processing customers and increases in transactional volumes accounted for the increase. Other revenue increased 38.7% due to increased terminal sales primarily to our new merchants.

Cost of operations increased in the second quarter of 1999 to 70.9% of revenue compared to 70.4% in the prior year. Credit card association interchange fees and certain other transactional related costs were higher as a percentage of revenue in the second quarter of 1999 than in the same period of 1998. This was largely offset by a decrease, as a percentage of revenue, in payroll expenses and other operating expenses.

Net income as a percentage of revenue was 15.1% and 13.7% in the second quarter of 1999 and 1998, respectively. The increase in cost of operations as a percentage of revenue described above, was offset by selling, general and administrative expenses, net interest income and income taxes improvements as a percentage of revenue. Selling, general and administrative expenses were unchanged at $12.6 million in the second quarter of 1999 and 1998 as increased salaries and wages were offset by lower legal costs. Net interest income improved from $0.2 million in the second quarter of 1998 to $1.9 million in the second quarter of 1999 as available cash from operations was invested in securities available for sale and debt was repaid. The effective tax rate dropped from 36.6% in the second quarter of 1998 to 36.0% in the second quarter of 1999 which also improved net income as a percentage of revenue.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations - continued

For the six months ended June 30, 1999, revenue increased 25.5% to $364.0 million from $289.9 million. Of 1999 revenue, merchant services, ATM services and other services accounted for 67.4%, 30.0% and 2.6%, respectively of revenue. Revenue from merchant card services, increased 29.0%, due primarily to increased transactional volumes. Increased volumes resulted from the addition of new merchants, the widening acceptance of debit and EBT card transactions at new and existing merchants and higher credit card transaction processing fees. The increase in fees was a pass through to customers of higher interchange processing fees that were assessed by the credit card associations in April 1998 and April 1999. ATM services revenue increased 15.7%; the placement of new ATMs, new ATM processing customers and increases in transactional volumes accounted for the increase. Other revenue increased 77.4% due to increased terminal sales primarily to our new merchants.

Net income as a percentage of revenue was 7.3% and 13.3% in the six months ended of 1999 and 1998, respectively. The primary factor in the change was the acquisition expenses and restructuring charges incurred in the first quarter of 1999 in connection with the acquisition of EPS. The total pretax charges were $34.8 million. No additional acquisition expenses or restructuring charges were incurred in the second quarter of 1999. For a detailed explanation of the pretax expenses and charges please see the Company's Form 10-Q for the quarter ended March 31, 1999.

The pretax expenses and charges incurred in the first quarter and remaining reserve balances, in millions, are summarized as follows:

                                       Acquisition
                                      Expenses and                Reserve
                             Cash or  Restructuring               Balance
     Description            Non-cash     Charges     Activity   at 6/30/99
     --------------------   --------  -------------  --------   ----------
     Acquisition expenses     cash        $10.5       $10.5        $  -

     Communication
      conversion costs        cash         12.4         0.2         12.2

     Asset write-offs       non-cash        8.2         8.2           -

     Off-line debit
      conversion              cash          2.8         0.7          2.1

     Severance and other      cash          0.9         0.7          0.2
                                          -----       -----        -----
                                          $34.8       $20.3        $14.5
                                          =====       =====        =====

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations - continued

In addition to the pre-tax charges, a tax component write off of $1.3 million for impaired state tax net operating losses of EPS was incurred. Combined with the non-tax deductibility of certain acquisition costs, these items increased income taxes as a percentage of revenue for the six months ended June 30, 1999.

Excluding the $34.8 million in restructuring charges and acquisition expenses described above, cost of operations increased in the six months ended of 1999 from 70.9% of revenue compared to 70.5% in the same period of the prior year. Credit card association interchange fees and certain other transactional related costs were higher as a percentage of revenue during the six months ended June 30, 1999 than in the same period of 1998. This was largely offset by a decrease, as a percentage of revenue, in payroll expenses, depreciation and amortization and other operating expenses.

Excluding the restructuring charges and acquisition expenses, net income as a percentage of revenue increased to 14.6% for the six months ended June 30, 1999 from 13.3% in the same period of the prior year. The primary factors for the improvement were selling, general and administrative expenses declining to $24.9 million for the six months ended June 30, 1999 from $25.7 million in the same period of the prior year offset by the increase in cost of operations as a percentage of revenue, described above.

Liquidity and Capital Resources

In the six months ended June 30 1999, the Company generated $91.4 million from operating activities. The Company also received $7.0 million in proceeds from notes payable, $207.8 from an offering of stock, and $14.3 million from stock issued from exercises of options under the Company's stock option plans. From cash provided from operating and financing activities, $61.5 million was invested in securities, net of sales and maturities, $25.0 million was disbursed on capital additions, $7.8 million was spent to purchase merchant contracts, long-term debt was reduced by $125.1 million, and short-term borrowings of $21.0 million were paid off. The capital additions were primarily for communications equipment, point-of-sale terminals, new computer equipment and capitalized software.

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

The Company has instituted a five-phase plan with the goal of having its IT and non-IT systems function properly with respect to dates in the year 2000 and beyond. These five phases are: awareness, assessment, renovation, validation and implementation. Based on progress to date, the Company has completed all five phases for all systems.

There is no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner. However, contingency plans have been created for all mission critical vendor products and services. The contingency plans have been further enhanced and expanded to include business resumption planning. These plans include both the Company's internal mission critical systems and third-party exposures, based on the evaluation of progress at that time.

Additional testing of new or remediated systems and applications will continue as needed. Any new system must be tested and approved by the Year 2000 Committee for necessity and Year 2000 impact before development and implementation begins.

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

                       CONCORD EFS, INC. AND SUBSIDIARIES

                                    PART II

                                OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds

During the quarter, the Company filed a registration statement with the Securities and Exchange Commission offering 2,000,000 shares of its common stock, and the selling stockholders named in the registration statement selling 29,659,125 shares of common stock for a total of 31,659,125 shares of common stock. As described in the registration statement, the selling stockholders were the previous owner banks of EPS who received unregistered common stock of the Company in connection with the February 26, 1999 acquisition. The underwriters named in the registration statement had the option to purchase up to 4,748,000 additional shares of common stock from the Company. This option was exercised for a total of 36,407,125 shares of common stock sold in the offering. Net of the underwriting discount and estimated other expenses of the offering, the Company received $207.8 million for the 6,748,000 shares of common stock issued. The Company did not receive any proceeds from the sale of shares by the selling stockholders. From the $207.8 million proceeds, $139.8 million was used to pay off long-term debt of $118.8 million and short-term borrowings of $21.0 million.

Item 4: Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 20, 1999. At that meeting, the stockholders voted on the following matters:

(1) A proposal to elect directors to serve for the ensuing year was approved. Officers were nominated and elected to serve as directors of the Company until the next annual meeting and until their respective successors have been elected or until their earlier resignation, death or removal. All nominees were elected receiving more than 115,000,000 votes cast for their election.

(2) A proposal to approve a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 500,000,000 was approved. There were a total of 108,102,949 votes were cast for, 7,386,181 votes were cast against or withheld, and 369,106 abstentions and broker non-votes on this proposal.

(3) A proposal to approve a proposed amendment to the Company's 1993 Incentive Stock Option Plan to permit optionees to transfer options to family members and to increase options granted annually to non-employee directors was approved. There were a total of 88,759,122 votes were cast for, 26,682,288 votes were cast against or withheld, and 416,826 abstentions and broker non-votes on this proposal.

                                     PART II

Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     none

(b)  Reports on Form 8-K

On May 6, 1999, the Company filed a Report on Form 8-K to report, under Item 5 of that form, the Company's filing of a registration statement on Form S-3 with the Securities and Exchange Commission to register a total of 35,603,125 shares of its common stock for sale to the public. Of the 35,603,125 shares, 28,963,125 were offered by the selling stockholders who acquired their shares in connection with the acquisition by the Company of Electronic Payment Services, Inc. on February 26, 1999 and 2,000,000 shares were offered by the Company. Upon completion of the registration statement and subsequent offering, the number of shares offered was 31,659,125. Of the total shares offered, 29,659,125 were offered by the selling shareholders named in the registration statement, 2,000,000 shares were offered by the Company and an additional 4,748,000 shares were allotted to underwriters.

                             Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CONCORD EFS, INC.



Date: August 16, 1999   By:  /s/ Dan M. Palmer
                             ---------------------------
                             Dan M. Palmer
                             Chairman of the Board and
                             Chief Executive Officer



Date: August 16, 1999   By:  /s/ Thomas J. Dowling
                             ---------------------------
                             Thomas J. Dowling
                             Vice President and Chief
                             Financial Officer