Form 10-Q
period 1999-09-30
CONCORD EFS INC
filed 1999-11-15
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarter ended     Commission file number 0-13848
            September 30, 1999

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

                                _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $0.33 1/3 par value, as of September 30, 1999 was 205,660,135.


                       CONCORD EFS, INC. AND SUBSIDIARIES


                                      INDEX



                                                                       Page No.
                                                                       --------
PART 1- Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of September 30, 1999
   and December 31, 1998                                                  1

  Condensed Consolidated Statements of Income Three Months and
   Nine Months ended September 30, 1999 and September 30, 1998            3

  Condensed Consolidated Statements of Cash Flows
   Nine Months ended September 30, 1999 and September 30, 1998            4

  Notes to Condensed Consolidated Financial Statements                    5

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    11

Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                            17

PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                18


Signatures                                                               19

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                          September 30  December 31
                                               1999         1998
                                           -----------  -----------
ASSETS                                                      (In thousands)
CURRENT ASSETS
    Cash and cash equivalents               $   133,562  $    82,029
    Securities available-for-sale               426,708      288,180
    Accounts receivable, net                    136,145      106,662
    Inventories                                  14,883       11,396
    Prepaid expenses and other                   13,803        7,863
    Deferred income taxes                         8,750        5,977
                                            -----------  -----------
                      TOTAL CURRENT ASSETS      733,851      502,107

OTHER ASSETS                                     17,785       23,615

PROPERTY AND EQUIPMENT                          334,329      302,937
    Less accumulated depreciation
     and amortization                          (174,473)    (148,447)
                                            -----------  -----------
                                                159,856      154,490

INTANGIBLE ASSETS                               160,489      146,712
    Less accumulated amortization               (54,334)     (42,806)
                                            -----------  -----------
                                                106,155      103,906
                                            -----------  -----------
                              TOTAL ASSETS  $ 1,017,647  $   784,118
                                            ===========  ===========

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                           September 30  December 31
                                                1999         1998
                                            -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY              (In thousands)
CURRENT LIABILITIES
    Accounts payable and                    $   172,963    $ 112,376
         other liabilities
    Accrued liabilities                          67,090       47,641
    Income taxes payable                         15,804       10,148
    Short-term borrowings                            -        21,000
    Current maturities of long-term debt             -        25,116
                                            -----------  -----------
                 TOTAL CURRENT LIABILITIES      255,857      216,281

LONG-TERM DEBT, LESS CURRENT MATURITY            80,000      173,000

DEFERRED INCOME TAXES                            10,364       21,336

OTHER LIABILITIES                                 8,227       12,966

STOCKHOLDERS' EQUITY
    Common Stock-par value $0.33 1/3
    per share; authorized 500.0 million
    shares, issued and outstanding 205.6
    million shares at September 30, 1999;
    issued and outstanding 191.9 million
    shares at December 31, 1998                  68,553       42,646
    Other stockholders' equity                  594,646      317,889
                                            -----------  -----------
                TOTAL STOCKHOLDERS' EQUITY      663,199      360,535
                                            -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,017,647  $   784,118
                                            ===========  ===========

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                Three Months Ended          Nine Months Ended
                                   September 30               September 30
                              ---------------------       ---------------------
                                1999          1998          1999         1998
                              -------       -------       -------       -------
                                    (In thousands, except per share data)

Revenue                      $216,147      $167,555      $580,105      $457,479

Cost of operations            152,882       118,033       411,027       322,318

Selling, general and
 administrative expenses       13,116        12,576        38,048        38,257

Acquisition expenses and
 restructuring charges             -             -         34,810            -
                              -------       -------       -------       -------
            OPERATING INCOME   50,149        36,946        96,220        96,904

Other income (expense):
 Interest income                7,005         4,610        17,749        12,564
 Interest expense              (1,484)       (3,767)       (8,628)      (10,772)
                              -------       -------       -------       -------

         INCOME BEFORE TAXES   55,670        37,789       105,341        98,696

Income taxes                   20,086        14,024        43,359        36,251
                              -------       -------       -------       -------
                  NET INCOME  $35,584       $23,765       $61,982       $62,445
                              =======       =======       =======       =======

Per share data:
 Weighted average shares      205,159       191,640       196,931       191,443
                              =======       =======       =======       =======

 Basic earnings per share       $0.17         $0.12         $0.31         $0.33
                              =======       =======       =======       =======

 Adjusted weighted average
  shares and assumed
  conversions                 211,935       196,149       204,233       196,681
                              =======       =======       =======       =======

 Diluted earnings per share     $0.17         $0.12         $0.30         $0.32
                              =======       =======       =======       =======

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Nine Months Ended
                                                    September 30
                                               ---------------------
                                                 1999         1998
                                               --------     --------
NET CASH PROVIDED BY OPERATING                     (In thousands)
 ACTIVITIES                                    $169,088     $ 95,024

INVESTING ACTIVITIES:
 Acquisition of property and equipment          (34,903)     (51,714)
 Purchases of securities available-for-sale    (225,819)    (146,705)
 Purchase of securities held-to-maturity                      (9,630)
 Sale of securities available-for-sale           44,977       67,617
 Maturities of securities available-for-sale     22,414        4,844
 Maturities of securities held-to-maturity                    33,681
 Merchants contracts purchased                  (13,999)     (11,851)
 Other                                                        (6,596)
                                               --------     --------
NET CASH USED IN INVESTING ACTIVITIES          (207,330)    (120,354)

FINANCING ACTIVITIES:
 Proceeds from sale of common stock             228,891        2,621
 Proceeds from notes payable                      7,000       45,000
 Payments under credit agreement, net           (21,000)
 Payments on notes payable                     (125,116)     (20,294)
                                               --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES        89,775       27,327
                                               --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS            51,533        1,997

Cash and cash equivalents at beginning
 of period                                       82,029       82,592
                                               --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $133,562     $ 84,589
                                               ========     ========


For purposes of these statements, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1998.

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

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

Restatement for Pooling - continued

The following table presents selected financial information, in thousands, split between the Company and EPS for the three and nine month periods ended September 30, 1999 and 1998, respectively.

                             Three months ended            Nine months ended
                                September 30                  September 30
                          -----------------------       -----------------------
                            1999           1998           1999           1998
                          --------       --------       --------       --------
                          (Unaudited)  (Unaudited)     (Unaudited)   (Unaudited)
Revenue
  Concord EFS, Inc.       $216,147       $ 99,715       $534,000       $266,570
  EPS (1)                                  67,840         46,105        190,909
                          --------       --------       --------       --------
                          $216,147       $167,555       $580,105       $457,479
                          ========       ========       ========       ========

Net income
  Concord EFS, Inc.       $ 35,584       $ 16,709        $57,068       $ 43,883
  EPS (1)                                   7,056          4,914         18,562
                          --------       --------       --------       --------
                          $ 35,584       $ 23,765        $61,982       $ 62,445
                          ========       ========       ========       ========

(1) The 1999 amounts reflect the results of operations from January 1, 1999 through February 28, 1999. The results of operations from March 1, 1999 to June 30, 1999 are included in Concord EFS, Inc. amounts.

Stock Split

The Board of Directors approved a three-for-two stock split on August 26, 1999. Shareholders of record as of September 15, 1999 were distributed additional shares on September 22, 1999. Earnings per share and per share data have been restated to reflect the stock split.

Offering of Common Stock

During  the  previous   quarter  ended  June  30,  1999,  the  Company  filed  a
registration statement with the Securities and Exchange Commission offering 2,000,000 shares of its common stock, and the selling stockholders named in the registration statement selling 29,659,125 shares of common stock for a total of 31,659,125 shares of common stock. As described in the registration statement, the selling stockholders were the previous owner banks of EPS who received unregistered common stock of the Company in connection with the February 26, 1999 acquisition. The underwriters named in the registration statement had the option to purchase up to 4,748,000 additional shares of common stock from the

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)

Offering of Common Stock - continued

Company. This option was exercised for a total of 36,407,125 shares of common stock sold in the offering. Net of the underwriting discount and estimated other expenses of the offering, the Company received $207.8 million for the 6,748,000 shares of common stock issued. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Comprehensive Income

Total comprehensive income was $32,437 and $25,667 for the three months ended, September 30, 1999 and 1998, respectively. Total comprehensive income, in thousands, was $51,878 and $64,490 for the nine months ended, September 30, 1999 and 1998, respectively.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                      Three Months Ended      Nine Months Ended
                                          September 30            September 30
                                       1999         1998       1999        1998
                                     -------      -------    -------     -------
Numerator:
 Net income                          $35,584      $23,765    $61,982     $62,445
                                     =======      =======    =======     =======
Denominator:
 Denominator for basic earnings per
 share, weighted-average shares      205,159      191,640    196,931     191,443

 Effect of dilutive securities,
 employee stock options                6,776        4,509      7,302       5,238
                                     -------      -------    -------     -------
 Denominator for diluted earnings
 per share adjusted for weighted-
 average shares and assumed
 conversions                         211,935      196,149    204,233     196,681
                                     =======      =======    =======     =======

Basic earnings per share               $0.17        $0.12      $0.31       $0.33
                                     =======      =======    =======     =======

Diluted earnings per share             $0.17        $0.12      $0.30       $0.32
                                     =======      =======    =======     =======

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

Earnings Per Share - continued

Excluding acquisition costs and restructuring charges described in management's discussion and analysis of financial condition and results of operations, basic and diluted earnings per share for the nine month period ended September 30, 1999 were $0.45 and $0.44, respectively.

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

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

Operations By Industry Segment - continued

Industry segment information, in thousands, for the three and nine month periods ended September 30, 1999 and 1998 is presented below:

                              Merchant       ATM
                              Services     Services      Other         Total
                             ----------   ----------   ----------   ----------
Three months ended
 September 30, 1999
  Revenue                      $146,818     $ 64,758    $   4,571    $ 216,147

  Cost of operations            (93,731)     (38,812)     (20,339)    (152,882)

  Selling, general, &
   administrative expenses                                (13,116)     (13,116)

  Taxes & interest, net                                   (14,565)     (14,565)
                             ----------   ----------   ----------   ----------
  Net income (loss)            $ 53,087     $ 25,946    $ (43,449)   $  35,584
                             ==========   ==========   ==========   ==========

Three months ended
 September 30, 1998
  Revenue                      $112,334     $ 51,996    $   3,225    $ 167,555

  Cost of operations            (68,016)     (31,432)     (18,585)    (118,033)

  Selling, general, &
   administrative expenses                                (12,576)     (12,576)

  Taxes & interest, net                                   (13,181)     (13,181)
                             ----------   ----------   ----------   ----------
  Net income (loss)            $ 44,318     $ 20,564    $ (41,117)   $  23,765
                             ==========   ==========   ==========   ==========

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

Operations By Industry Segment - continued

                              Merchant       ATM
                              Services     Services      Other         Total
                             ----------   ----------   ----------   ----------
Nine months ended
 September 30, 1999
  Revenue                      $392,259     $173,911    $  13,935    $ 580,105

  Cost of operations           (248,101)    (101,490)     (61,436)    (411,027)

  Acquisition costs and
   restructuring charges                                  (34,810)     (34,810)

  Selling, general, &
   administrative expenses                                (38,048)     (38,048)

  Taxes & interest, net                                   (34,238)     (34,238)
                             ----------   ----------   ----------   ----------
  Net income (loss)            $144,158     $ 72,421    $(154,597)   $  61,982
                             ==========   ==========   ==========   ==========

Nine months ended
 September 30, 1998
  Revenue                      $302,626     $146,351    $   8,502    $ 457,479

  Cost of operations           (180,696)     (88,341)     (53,281)    (322,318)

  Selling, general, &
   administrative expenses                                (38,257)     (38,257)

  Taxes & interest, net                                   (34,459)     (34,459)
                             ----------   ----------   ----------   ----------
  Net income (loss)            $121,930     $ 58,010    $(117,495)   $  62,445
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

The substantial majority of the Company's revenue (67.9% in the third quarter of 1999 and 67.0% in the third quarter of 1998) is generated from fee income related to Merchant Services. These services include:

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

The other principal component of the Company's revenue derives from ATM Services (approximately 30.0% in the third quarter of 1999 and 31.0% in the third quarter of 1998). ATM Services revenue consists of fee income and other surcharges charged for proprietary ATMs, processing fees for third party ATMs and terminals, and other access, switching and card processing fees. The remaining balance of the Company's revenue is derived principally from check verification and authorization services, sales of point-of-sale terminals and payroll processing services.

Cost of operations includes all costs directly attributable to the provision of services to the Company's customers. The most significant component of cost of

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview - continued

operations includes interchange and assessment fees, which are amounts charged by the credit and debit card associations. Interchange and assessment fees are billed primarily as a percentage of dollar volume processed and, to a lesser extent, as a per-transaction fee. Cost of operations also includes telecommunications costs, occupancy costs, depreciation, the cost of equipment leased and sold, operating salaries and wages, amortization of merchant contracts and other intangibles, the cost of operating the Company's MAC network and other miscellaneous merchant supplies and services expenses.

The Company's selling, general and administrative expenses include salaries and wages, and other general administrative expenses (including certain amortization costs).

Results of Operations

Revenue increased 29.0% to $216.1 million in the third quarter of 1999 from $167.6 million in the third quarter of 1998. Of 1999 revenue, merchant services, ATM services and other services accounted for 67.9%, 30.0% and 2.1%, respectively of revenue. Revenue from merchant services, increased 30.7%, due primarily to increased transactional volumes. Increased volumes resulted from the addition of new merchants, the widening acceptance of debit and EBT card transactions at new and existing merchants and higher credit card transaction processing fees. The increase in fees was a pass through to customers of higher interchange processing fees that were assessed by the credit card associations in April 1998 and April 1999. ATM services revenue increased 24.5%; the placement of new ATMs, new ATM processing customers and increases in transactional volumes and the conversion to in house processing of offline debit transactions accounted for the increase. Other revenue increased 41.7% due to increased terminal sales primarily to our new merchants.

Cost of operations increased in the third quarter of 1999 to 70.7% of revenue compared to 70.4% in the prior year. Credit card association interchange fees and certain other transactional related costs were higher as a percentage of revenue in the third quarter of 1999 than in the same period of 1998. This was largely offset by a decrease, as a percentage of revenue, in payroll expenses and other operating expenses.

Net income as a percentage of revenue was 16.5% and 14.2% in the third quarter of 1999 and 1998, respectively. The increase in cost of operations as a percentage of revenue described above, was offset by selling, general and administrative expenses, net interest income and income taxes improved as a percentage of revenue. Selling, general and administrative expenses increased to $13.1 million in the third quarter of 1999 from $12.6 million in 1998 as increased salaries and wages were offset by lower legal costs. Net interest income increased to $5.5 million in the third quarter of 1999 from $0.8 million in the third quarter of 1998 as net proceeds a common stock offering in June 1999 of approximately $208 million was used to repay approximately $146 million

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations - continued

in long term debt. The balance of the offering along with available cash from operations was invested in securities available for sale resulting in an increase in net interest income. The effective tax rate dropped from 37.1% in the third quarter of 1998 to 36.1% in the third quarter of 1999 which also improved net income as a percentage of revenue.

For the nine months ended September 30, 1999, revenue increased 26.8% to $580.1 million from $457.5 million. Of 1999 revenue, merchant services, ATM services and other services accounted for 67.6%, 30.0% and 2.4%, respectively of revenue. Revenue from merchant card services increased 29.6% due primarily to increased transactional volumes. Increased volumes resulted from the addition of new merchants, the widening acceptance of debit and EBT card transactions at new and existing merchants and higher credit card transaction processing fees. The increase in fees was a pass through to customers of higher interchange processing fees that were assessed by the credit card associations in April 1998 and April 1999. ATM services revenue increased 18.8%; the placement of new ATMs, new ATM processing customers, increases in transactional volumes and the conversion to in house processing of offline debit transactions accounted for the increase. Other revenue increased 63.9% due to increased terminal sales primarily to our new merchants.

Net income as a percentage of revenue was 10.7% and 13.6% in the nine months ended of 1999 and 1998, respectively. The primary factor in the change was the acquisition expenses and restructuring charges incurred in the first quarter of 1999 in connection with the acquisition of EPS. The total pretax charges were $34.8 million. No additional acquisition expenses or restructuring charges were incurred in the third quarter of 1999. For a detailed explanation of the pretax expenses and charges please see the Company's Form 10-Q for the quarter ended March 31, 1999.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations - continued

The pretax expenses and charges incurred in the first quarter and remaining reserve balances, in millions, are summarized as follows:

                                       Acquisition
                                      Expenses and                Reserve
                             Cash or  Restructuring               Balance
     Description            Non-cash     Charges     Activity   at 9/30/99
     --------------------   --------  -------------  --------   ----------
     Acquisition expenses     cash        $10.5       $10.5        $  -

     Communication
      conversion costs        cash         12.4         0.3         12.1

     Asset write-offs       non-cash        8.2         8.2           -

     Off-line debit
      conversion              cash          2.8         2.8           -

     Severance and other      cash          0.9         0.9           -
                                          -----       -----        -----
                                          $34.8       $22.7        $12.1
                                          =====       =====        =====

Due to the year 2000 preparedness efforts of the Company and our customers, the communication conversion project is not expected to begin in force until after January 15, 2000. The project is expected to be substantially complete by the end of the year 2000.

In addition to the pre-tax charges, a tax component write off of $1.3 million for impaired state tax net operating losses of EPS was incurred. Combined with the non-tax deductibility of certain acquisition costs, these items increased income taxes as a percentage of revenue for the nine months ended September 30, 1999.

Excluding the $34.8 million in restructuring charges and acquisition expenses described above, cost of operations increased in the nine months ended of 1999 from 70.9% of revenue compared to 70.5% in the same period of the prior year. Credit card association interchange fees and certain other transactional related costs were higher as a percentage of revenue during the nine months ended September 30, 1999 than in the same period of 1998. This was largely offset by a decrease, as a percentage of revenue, in payroll expenses, depreciation and certain amortization and other operating expenses.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations - continued

Excluding the restructuring charges and acquisition expenses, net income as a percentage of revenue increased to 15.3% for the nine months ended September 30, 1999 from 13.6% in the same period of the prior year. The primary factors for the improvement were selling, general and administrative expenses declining to $38.0 million for the nine months ended September 30, 1999 from $38.3 million in the same period of the prior year offset by the increase in cost of operations as a percentage of revenue, described above.

Liquidity and Capital Resources

In the nine months ended September 30 1999, the Company generated $169.1 million from operating activities. The Company also received $7.0 million in proceeds from notes payable, $207.8 million from an offering of stock, and $21.1 million from stock issued from exercises of options under the Company's stock option plans. From cash provided from operating and financing activities, $158.4 million was invested in securities, net of sales and maturities, $34.9 million was disbursed on capital additions, $14.0 million was spent to purchase merchant contracts, long-term debt was reduced by $125.1 million, and short-term borrowings of $21.0 million were paid off. The capital additions were primarily for communications equipment, point-of-sale terminals, new computer equipment and capitalized software.

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

     none

                             Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CONCORD EFS, INC.



Date: November 15, 1999   By:  /s/ Dan M. Palmer
                               ---------------------------
                               Dan M. Palmer
                               Chairman of the Board and
                               Chief Executive Officer



Date: November 15, 1999   By:  /s/ Thomas J. Dowling
                               ---------------------------
                               Thomas J. Dowling
                               Vice President and Chief
                               Financial Officer