Form 10-K405
period 1999-12-31
CONCORD EFS INC
filed 2000-03-29
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.33 1/3 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 17, 2000 was $4,495,880,736.

The number of shares of the registrant's Common Stock outstanding as of March 17, 2000 was 212,194,961.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART I and PART II

Portions of this Registrant's Annual Report to Stockholders for the year ended December 31, 1999, are incorporated by reference into Items 1, 5, 6, 7 and 8.

PART III

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2000 are incorporated by reference into Items 10, 11, 12 and 13.

                                CONCORD EFS, INC.
                            FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS
Item No.                                                            Page
                                     PART I
1.   Business
       Overview                                                       1
       Subsidiaries                                                   2
       Operations by Industry Segment                                 3
       Marketing and Customers                                        3
       Competition                                                    4
       Supervision and Regulation                                     5
       Employees                                                      6

2.   Properties                                                       6

3.   Legal Proceedings                                                7

4.   Submission of Matters to a Vote of Security Holders              7

                                    PART II
5.   Market for Registrant's Common Stock
       and Related Stockholder Matters                                8

6.   Selected Financial Data                                          8

7.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  8

7A.  Quantitative and Qualitative Disclosures About Market Risk       8

8.   Financial Statements and Supplementary Data                      8

9.   Changes In and Disagreements with Accountants
       on Accounting and Financial Disclosure                         9

                                    PART III
10.  Directors and Executive Officers of the Registrant               9

11.  Executive Compensation                                           9

12.  Security Ownership of Certain Beneficial Owners
       and Management                                                 9

13.  Certain Relationships and Related Transactions                   9

                                    PART IV
14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                                    9

Signatures                                                           11

                                     PART I

Item 1. BUSINESS

Overview

Concord EFS, Inc. (the "Company") is a fully integrated leading provider of electronic transaction authorization, processing, settlement and funds transfer services on a nationwide basis. The Company focuses on marketing its services to supermarket chains and multiple lane retailers, financial institutions, petroleum and convenience stores, grocery stores, the trucking industry and other retailers. The Company's primary activity is Merchant Services, in which it provides integrated electronic transaction services for credit card, debit card and electronic benefits transfer ("EBT") card transactions. These transaction services include data capture, authorization and settlement services for over 400,000 point-of-sale terminals. The Company also provides automated teller machine ("ATM") Services, consisting of owning and operating the MAC-branded electronic funds transfer network and processing for approximately 39,000 ATMs nationwide, of which it owns approximately 1,000. Concord offers merchants a cost-effective, reliable, turnkey debit and credit card processing system. The Company is able to provide its system on a profitable basis because of its low-cost operational structure, which includes efficient marketing, volume purchasing arrangements with equipment and communications vendors, and direct membership by its subsidiary, EFS National Bank, in bank card associations (such as VISA and MasterCard) and national and regional debit card networks (such as Interlink, MAC, Explore and NYCE). In 1992, Concord entered into an agreement with the National Grocers Association, Inc. ("NGA") whereby Concord became the preferred vendor of the NGA for electronic payment services for a range of applications, including both turnkey packaged solutions and customized payment service agreements covering credit and debit card transaction processing. The agreement has enabled Concord to increase substantially its grocery store customer base. The Company believes a growing percentage of grocery transactions use credit, debit or EBT cards for payment.

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

4) The Company adheres to a balanced marketing approach through the use of internal marketing specialists, independent sales representatives and a number of independent sales organizations ("ISOs") in an effort to provide, at the most efficient cost, broader access to new merchant customers and portfolio acquisition opportunities nationwide.

Subsidiaries

EFS National Bank (EFSNB), the largest subsidiary of the Company, sells credit, debit, and electronic benefits transfer (EBT) card authorization, data capture and settlement services to retailers and grocery stores. It also sells fuel card and cash forwarding services to trucking companies through agreements with a network of truck stops.

The services of EFSNB do not consist of material amounts of traditional banking activities (i.e., consumer and commercial loans, demand and time deposits, real estate, etc.). Therefore, the Company is not required to use the reporting format and related disclosures normally required for bank holding companies.

Electronic Payment Services, Inc. (EPS) provides transaction processing services to financial institutions and retailers throughout the United States. EPS also owns and operates electronic data processing and data-capture networks that process transactions originating at ATMs and point-of-sale terminals.

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

Concord Equipment Sales, Inc. (CES) is a wholly-owned Tennessee subsidiary incorporated on September 5, 1991. CES purchases from manufacturers point-of-sale (POS) terminal products and communications equipment for use by the Company's customers in connection with the Company's transaction processing services.

EFS Federal Savings Bank (EFSFSB) facilitates the strategic deployment of cash dispensing machines (ATMs) by allowing the deployment of ATMs anywhere in the country without the requirement of a bank branch location. It owns and operates ATMs at truck stops and grocery stores nationwide.

Digital Merchant Systems, Inc. and American Bankcard International (collectively
DMS) is a leading independent sales organization in the credit card industry and enhances the Company's ability to obtain new merchants and promote the continued growth of the Company.

Operations by Industry Segment

Information appearing under the caption "Note N - Operations By Industry Segment," on pages 41 to 43 of the Company's Annual Report to Stockholders for the year ended December 31, 1999 (Annual Report to Stockholders), is incorporated herein by reference.

Marketing and Customers

The Company markets its services and products on a nationwide basis (directly through its internal sales force, and indirectly through Independent Sales Organizations (ISOs) and their representatives) to supermarket chains, grocery stores, convenience store merchants, other retailers, electronic funds transfer networks, financial institutions and trucking companies. The Company's strategy is to utilize its in-house marketing expertise in certain specialized market areas and broaden its access to growth opportunities nationwide by utilizing the broader market penetration of ISOs. The Company believes that the most promising growth opportunities currently exist in certain small retail merchant chains in specialized markets, and in the acquisition of merchant processing portfolios developed by smaller processing service providers.

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

As an integrated services provider, the Company has natural cross-selling marketing opportunities. In 1999 the Company merged with EPS. This provided the combined Company the ability to offer settlement processing services to EPS' customers who primarily received authorization services only from EPS. Additionally, EPS' merchant base of financial institutions provide the Company with additional marketing opportunities.

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

The Company's main sales offices are located in suburbs of Memphis, Tennessee, Atlanta, Georgia and Wilmington, Delaware. Several of the Company's executive officers actively participate in the Company's marketing efforts.

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

Employees

As of December 31, 1999, the Company employed 2,265 full and part-time personnel, including 383 data processing and technical employees, 1,121 in operations, and 761 in sales and administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in a large part on its ability to attract and retain such employees. The Company does have incentive agreements with the Chief Executive Officer and the President; however, the Company does not have any material employment contracts with other employees. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company considers its employee relations to be excellent.

Item 2. PROPERTIES

The following table sets forth certain information concerning the principal facilities of the Company, all of which are leased:

                      Approximate
                        Area In                                     Lease
    Location          Square Feet         Primary Uses           Expiration
----------------      -----------    ----------------------   -----------------
Memphis, TN              43,375      Corporate Offices        July 31, 2000
                                      & EFSNB Operations

Memphis, TN               6,480      EFSNB & CES Operations   August 15, 2002

Bartlett, TN             14,580      EFSNB & CES Terminal     October 15, 2004
                                      Distribution Center

Cordova, TN              48,119      EFSNB Customer           May 1, 2006
                                      Service Center

Pleasanton, CA           10,083      Buypass Software         October 31, 2000
                                      Development

Wilmington, DE          107,500      EPS & MAC Corporate      May 21, 2005
                                      Offices & Operations

Bradenton, FL             1,680      DMS Sales Office         December 31, 1999

Sarasota, FL              4,198      DMS Sales Office         August 31, 1999

Atlanta, GA               1,650      Buypass Operations       February 29, 2000

Atlanta, GA              79,057      Buypass Operations       February 22, 2001
                                      & Data Processing

Elk Grove, IL            20,330      Data Processing,         May 31, 2000
                                      Field Service, and
                                      CCC Operations

Northfield, IL           21,622      DMS Operations           November 30, 1999

Ft. Wright, KY            3,902      MAC Sales Office         September 30, 2000

Tarrytown, NY             3,059      DMS Sales Office         February 28, 2002

N. Olmstead, OH          36,627      MAC Data Processing      December 31, 2003

Pittsburgh, PA            2,316      MAC Sales Office         August 31, 2000

Columbia, TN              1,810      DMS Sales Office         July 1, 2000

Cordova, TN               2,600      EFSFSB Branch            June 30, 2003

Nashville, TN             3,730      PSA Operations           February 28, 2003

Oakland, TN                 800      EFSFSB Branch            April 30, 1999

Addison, TX               2,204      DMS Sales Office         March 31, 2000

The Company believes all facilities are adequate.

Item 3. LEGAL PROCEEDINGS

The Company is a party to various routine lawsuits arising out of the conduct of its business, none of which are expected to have a material adverse effect upon the Company's financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders in the fourth quarter of fiscal 1999.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information included under the caption "Market for Registrant's Common Stock and Related Stockholder Matters" on pages 14 to 15 of the Annual Report to Stockholders is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

Information included under the caption "Selected Consolidated Financial Data" on page 1 of the Annual Report to Stockholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 to 15 of the Annual Report to Stockholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information   appearing   under  the  caption   "Quantitative   and  Qualitative
Disclosures About Market Risk" on pages 12 to 13 of the Annual Report to Stockholders is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and consolidated financial statements set forth below are included on pages 17 to 21 of the Annual Report to Stockholders, are incorporated herein by reference.

  Report of Independent Auditors.

  Consolidated Balance Sheets as of December 31, 1999 and 1998.

  Consolidated Statements of Income for the years ended December 31, 1999,
   1998 and 1997.

  Consolidated Statements of Stockholders' Equity for the years ended December
   31, 1999, 1998 and 1997.

  Consolidated Statements of Cash Flows for the years ended December 31, 1999,
   1998 and 1997.

  Notes to Consolidated Financial Statements as of December 31, 1999.

Quarterly results of operations for the years ended December 31, 1999 and 1998 on page 14 of the Annual Report to Stockholders are incorporated herein by reference.

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

See Item 13 below.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Item 13 below.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to Items 10, 11, 12, and 13 is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000 under the captions "Election of Directors", "Executive Compensation", "Stock Options", Beneficial Ownership of Common Stock", and "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report.

   (3) Listing of Exhibits:

  Exhibit
  Numbers

     13   Annual Report to Stockholders

     21   List of Subsidiaries

     23   Consent of Independent Auditors

     27   Financial Data Schedule

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

By:/s/Dan M. Palmer                     By:/s/Thomas J. Dowling
   -----------------                       --------------------
   Dan M. Palmer                           Thomas J. Dowling
   Chief Executive Officer                 Chief Financial Officer

Date: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                        Date
-------------------------   -----------------------------      --------------
/s/ Dan M. Palmer           Chairman of the Board and CEO      March 30, 2000
Dan M. Palmer                 of the Company and EFS
                              National Bank

/s/ Edward A. Labry         President of the Company and       March 30, 2000
Edward A. Labry III           EFS National Bank

/s/ Richard M. Harter       Director and Secretary of          March 30, 2000
Richard M. Harter             the Company

/s/ Douglas C. Altenbern    Director of the Company            March 30, 2000
 Douglas C. Altenbern

/s/ David C. Anderson       Director of the Company            March 30, 2000
David C. Anderson

/s/ J. Richard Buchignani   Director of the Company and        March 30, 2000
J. Richard Buchignani         EFS National Bank

/s/ Joyce Kelso             Director of the Company and        March 30, 2000
Joyce Kelso                   EFS National Bank

/s/ Richard P. Kiphart      Director of the Company            March 30, 2000
Richard P. Kiphart

/s/ Jerry D. Mooney         Director of the Company            March 30, 2000
Jerry D. Mooney

/s/ Paul L. Whittington     Director of the Company            March 30, 2000
Paul L. Whittington

/s/ Thomas J. Dowling       Chief Financial Officer and        March 30, 2000
Thomas J. Dowling             Chief Accounting Officer
                              of the Company

                       CONCORD EFS, INC AND SUBSIDIARIES

                         FORM 10-K LISTING OF EXHIBITS


 Exhibit
 Number                             Exhibit Description
--------  ----------------------------------------------------------------------

  13      Annual Report to Stockholders

  21      List of Subsidiaries

  23      Consent of Independent Auditors

  27      Financial Data Schedule