Form 10-Q
period 2000-03-31
CONCORD EFS INC
filed 2000-05-12
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended     Commission file number 0-13848
              March 31, 2000

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

                                _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $0.33 1/3 par value, as of May 11, 2000 was 212,300,040.

                       CONCORD EFS, INC. AND SUBSIDIARIES


                                      INDEX



                                                                       Page No.
                                                                       --------
PART 1 - Financial Information

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Statements of Income for Three Months
   ended March 31, 2000 and March 31, 1999                                1

  Condensed Consolidated Balance Sheets as of March 31, 2000
   and December 31, 1999                                                  2

  Condensed Consolidated Statements of Cash Flows
   Three Months ended March 31, 2000 and March 31, 1999                   4

  Notes to Condensed Consolidated Financial Statements                    5

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    10

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                            14

PART II - Other Information

Item 2:  Changes in Securities and Use of Proceeds                       15

Item 6. Exhibits and Reports on Form 8-K                                 15


Signatures                                                               16

                       CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended
                                                           March 31
                                                  -------------------------
                                                     2000            1999
                                                  ---------       ---------
                                           (in thousands, except per share data)

Revenue                                           $257,768        $178,046

Cost of operations                                 193,263         126,535

Selling, general and
 administrative expenses                            12,524          12,805

Acquisition and restructuring charges                  776          34,810
                                                  ---------       ---------
                    OPERATING INCOME                51,205           3,896

Other income (expense):
 Interest income                                     9,145           5,265
 Interest expense                                   (2,064)         (3,533)
                                                  ---------       ---------

          INCOME BEFORE INCOME TAXES                58,286           5,628

Income taxes                                        20,697           6,969
                                                  ---------       ---------
                   NET INCOME (LOSS)              $ 37,589        $ (1,341)
                                                  =========       =========

Pro forma provision for income taxes                   260             519
                                                  ---------       ---------
         PRO FORMA NET INCOME (LOSS)              $ 37,329        $ (1,860)
                                                  =========       =========
HISTORICAL AND PRO FORMA PER SHARE DATA:

 Basic earnings (loss)                            $   0.18        $  (0.01)
                                                  =========       =========

 Diluted earnings (loss)                          $   0.17        $  (0.01)
                                                  =========       =========

 Average basic shares outstanding                  212,165         198,246
                                                  =========       =========

 Average diluted shares outstanding                217,498         205,850
                                                  =========       =========

See notes to condensed consolidated financial statements.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        March 31     December 31
                                                          2000           1999
                                                     -------------  ------------
                                                            (in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $   96,976     $  121,001
  Securities available for sale                          487,263        456,209
  Accounts receivable, net                               180,504        192,263
  Inventories                                             17,398         18,076
  Prepaid expenses and other current assets               16,199         11,376
  Deferred income taxes                                    8,742          9,108
                                                     ------------   ------------
TOTAL CURRENT ASSETS                                     807,082        808,033

PROPERTY AND EQUIPMENT, net                              176,548        167,829

GOODWILL, net                                             55,959         54,046

OTHER INTANGIBLE ASSETS, net                              60,825         57,186

OTHER ASSETS                                              14,098         15,787
                                                     ------------   ------------
TOTAL ASSETS                                          $1,114,512     $1,102,881
                                                     ============   ============

See notes to condensed consolidated financial statements.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        March 31     December 31
                                                          2000           1999
                                                     -------------  ------------
                                                            (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other liabilities              $   91,137     $  129,217
  Deposits                                               101,947        100,475
  Accrued liabilities                                     50,671         50,435
  Income taxes payable                                    28,032         16,370
                                                     ------------   ------------
TOTAL CURRENT LIABILITIES                                271,787        296,497
                                                     ------------   ------------

LONG-TERM DEBT                                            75,000         75,000
DEFERRED INCOME TAXES                                     15,798         16,566
OTHER LIABILITIES                                          7,167          9,669
                                                     ------------   ------------
TOTAL LIABILITIES                                        369,752        397,732
                                                     ------------   ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Common stock                                            70,744         70,703
  Other stockholders' equity                             674,016        634,446
                                                     ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                               744,760        705,149
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,114,512     $1,102,881
                                                     ============   ============

See notes to condensed consolidated financial statements.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three Months Ended
                                                                March 31
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
                                                             (In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 46,173     $ 25,264

INVESTING ACTIVITIES:
 Acquisition of securities available for sale              (69,538)     (48,467)
 Sale of securities available for sale                      29,325       13,575
 Maturities of securities available for sale                 9,763        5,564
 Acquisition of property and equipment                     (17,896)     (11,654)
 Loan participations purchased                             (15,072)
 Merchants contracts purchased                              (6,661)      (4,896)
 Other, net                                                 (1,042)      (2,769)
                                                         ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                      (71,121)     (48,647)

FINANCING ACTIVITIES:
 Net increase in deposits                                    1,472       18,564
 Proceeds from sale of common stock                            420        3,350
 Proceeds from notes payable                                 6,000        7,000
 Payments under credit agreement, net                           -        (4,000)
 Payments on notes payable                                  (6,969)      (6,366)
                                                         ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      923       18,548
                                                         ----------   ----------
DECREASE IN CASH AND CASH EQUIVALENTS                      (24,025)      (4,835)

Cash and cash equivalents
 at beginning of period                                    121,001       82,890
                                                         ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 96,976     $ 78,055
                                                         ==========   ==========


See notes to condensed consolidated financial statements.

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Concord EFS, Inc. and Subsidiaries (Company) annual report on Form 10-K for the year ended December 31, 1999.

Restatement of Historical Financial Information

The historical financial information presented herein has been restated in accordance with pooling of interests method of accounting for business combinations. The financial information reflects the financial position, operating results and cash flows of the respective companies as though the companies were combined for all periods presented.

Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

Note B - Recent Acquisitions

On February 1, 2000,  the Company  acquired Card Payment  Systems  (CPS),  a New
York-based reseller of payment processing services. The acquisition was accounted for as a pooling of interests transaction in which Concord issued 6.2 million shares of its common stock. CPS provides card-based payment processing services to independent sales organizations (ISOs), which in turn sell those services to retailers.

CPS was an S-Corporation for tax purposes prior to its merger with Concord. As such, the former owners of CPS were responsible for income taxes for the periods prior to the merger rather than the Company. The results of operations include pro forma income taxes that would have been required if CPS had been a C-Corporation.

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                 MARCH 31, 2000


Note B - Recent Acquisitions - continued

The following table represents selected unaudited financial information, in thousands, split between the Company and CPS:

                                    Three months ended March 31
                                    ---------------------------
                                        2000           1999
                                    ------------   ------------
                                     (Unaudited)    (Unaudited)
Pro forma revenue
  Concord EFS, Inc.                   $253,721       $170,234
  CPS (1)                                4,047          7,812
                                     ----------     ----------
  Combined                            $257,768       $178,046
                                     ==========     ==========
Pro forma net income (loss)
  Concord EFS, Inc.                   $ 36,939       $ (2,868)
  CPS (1)                                  650          1,527
  Pro forma provision
    for CPS income taxes (2)               260            519
                                     ----------     ----------
  Combined                            $ 37,329       $ (1,860)
                                     ==========     ==========
Pro forma basic earnings
  per share combined                     $0.18         ($0.01)
                                     ==========     ==========
Pro forma diluted earnings
  per share combined                     $0.17         ($0.01)
                                     ==========     ==========

(1) The 2000 amounts reflect the results of operations from January 1, 2000 through January 31, 2000 (unaudited). The results of operations from February 1, 2000 to March 31, 2000 are included in Concord EFS, Inc. amounts.

(2) CPS terminated its S-Corporation election at the time of the merger with the Company.

The Company completed the merger with Electronic Payment Services (EPS) on February 26, 1999 by issuing 45.1 million shares of the Company's common stock for all of the outstanding common stock of EPS. The acquisition was accounted for using the pooling of interests method of accounting.

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                 MARCH 31, 2000


Note B - Recent Acquisitions - continued

On February 7, 2000 the Company announced completion of its acquisition of Virtual Cyber Systems (VCS), an internet software development company. The acquisition of VCS, for which the Company paid approximately $1.7 million in common stock, was accounted for as a purchase transaction and is immaterial to the Company's financial statements.

Note C - Comprehensive Income (Loss)

Total comprehensive income (loss) was $37,743 and ($2,220) for the three months ended, March 31, 2000 and 1999, respectively.

Note D - Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (in thousands, except per share data):

                                       Three Months Ended March 31
                                       ---------------------------
                                          2000             1999
                                       ----------       ----------
Numerator:
 Net income (loss)                      $ 37,589         $ (1,341)
                                       ==========       ==========
Denominator:
 Denominator for basic earnings per
 share, weighted-average shares          212,165          198,246

 Effect of dilutive securities,
 employee stock options                    5,333            7,604
                                       ----------       ----------
 Denominator for diluted earnings per
 share adjusted for weighted-average
 shares and assumed conversions          217,498          205,850
                                       ==========       ==========

Basic earnings (loss) per share            $0.18           ($0.01)
                                       ==========       ==========

Diluted earnings (loss) per share          $0.17           ($0.01)
                                       ==========       ==========

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                 MARCH 31, 2000


Note D - Earnings Per Share - continued

Excluding acquisition costs and restructuring charges described in management's discussion and analysis of financial condition and results of operations, basic earnings per share for the three month periods ended March 31, 2000 and 1999 were $0.18 and $0.13, respectively, and diluted earnings per share for the three month periods ended March 31, 2000 and 1999 were $0.18 and $0.12, respectively.

Earnings per share and related per share data have been restated to reflect all stock splits.

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                 MARCH 31, 2000

Note E - Segment Information

The operating segments for the three months ended March 31, 2000 are the same as for the prior year. However, the Company changed its internal reporting mechanism to more closely match expenses with the revenues generated by each subsidiary according to the segment allocations noted above. Accordingly, 1999 segment information has been adjusted to reflect the current method of management reporting for all periods presented. Industry segment information, in thousands, for the three months ended March 31, 2000 and 1999 is presented below:
                              Merchant       ATM
                              Services     Services      Other         Total
                             ----------   ----------   ----------   -----------
Three months ended
 March 31, 2000
  Revenue                     $184,111     $ 70,979    $   2,678    $  257,768
  Cost of operations          (147,401)     (44,948)        (914)     (193,263)
  Selling, general, &
   administrative expenses                               (12,524)      (12,524)
  Acquisition &
   restructuring charges          (776)                                   (776)
  Taxes & interest, net                                  (13,616)      (13,616)
                             ----------   ----------   ----------   -----------
  Net income (loss)           $ 35,934     $ 26,031    $ (24,376)   $   37,589
                             ==========   ==========   ==========   ===========

  Assets by Segment          $ 546,423    $ 334,622    $ 233,467    $1,114,512
                             ==========   ==========   ==========   ===========
Three months ended
 March 31, 1999
  Revenue                     $120,138     $ 52,449    $   5,459    $  178,046
  Cost of operations           (91,583)     (31,713)      (3,239)     (126,535)
  Selling, general, &
   administrative expenses                               (12,805)      (12,805)
  Acquisition &
   restructuring charges                                 (34,810)      (34,810)
  Taxes & interest, net                                   (5,237)       (5,237)
                             ----------   ----------   ----------   -----------
  Net income (loss)           $ 28,555     $ 20,736    $ (50,632)   $   (1,341)
                             ==========   ==========   ==========   ===========

  Assets by Segment          $ 442,644    $ 283,277    $  95,178    $  821,099
                             ==========   ==========   ==========   ===========

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking" information, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Any such statements are not guarantees for future performance and involve risks and uncertainties, and actual results may differ materially from those contemplated by such forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include (i) the loss of key personnel or inability to attract additional qualified personnel, (ii) changes in card association rules,
(iii) changes in card association fees, (iv) restrictions on surcharging or a decline in the deployment of automated teller machines, (v) dependence on VISA and MasterCard registrations, (vi) the credit risk of merchant customers, (vii) susceptibility to fraud at the merchant level, (viii) receiving lower price margins from higher volume merchants, (ix) increasing competition, (x) the success of a new VISA debit card product, (xi) the loss of key customers, (xii) continued consolidation in the banking and retail industries, (xiii) risks related to acquisitions, (xiv) changes in rules and regulations governing financial institutions, (xv) the inability to remain current with rapid technological change, (xvi) dependence on third-party vendors, (xvii) the imposition of additional state taxes, (xviii) volatility of the Company's common stock price and (xix) changes in interest rates. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future results over time.

Restatement of Historical Financial Information

The historical financial information presented herein has been restated in accordance with pooling of interests method of accounting for business combinations. The financial information reflects the financial position, operating results and cash flows of the respective companies as though the companies were combined for all periods presented.

Overview

The Company is a fully integrated leading provider of electronic transaction authorization, processing, settlement and funds transfer services on a nationwide basis. The Company focuses on marketing its services to supermarket chains and multiple lane retailers, financial institutions, petroleum and convenience stores, grocery stores, the trucking industry and other retailers. The Company's primary activity is Merchant Services, in which it provides integrated electronic transaction services for credit card, debit card and electronic benefits transfer (EBT) card transactions. These transaction services include data capture, authorization and settlement services for over 400,000 point-of-sale terminals. The Company also provides automated teller machine
(ATM) Services, consisting of owning and operating the MAC-branded electronic funds transfer network and processing for approximately 39,000 ATMs nationwide, of which it owns approximately 1,000.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Overview - continued

The substantial majority of the Company's revenue (71.4% in 2000 and 67.5% in 1999) is generated from fee income related to Merchant Services. These services include:

-- the processing of credit card transactions for all major credit card brands including VISA, MasterCard, American Express, Discover and Diners Club;

-- the processing of debit card transactions occurring at point of sale terminals at our merchants' businesses; and

-- the provision of electronic payment services to supermarket chains and multiple lane retailers, financial institutions, petroleum and convenience stores, grocery stores, trucking companies and other retailers.

Revenue from Merchant Services consists primarily of discount fees charged to merchants, which are a percentage of the dollar amount of each credit card transaction the Company processes, and may also include a flat fee per transaction. The discount fee is negotiated with each merchant and typically constitutes a bundled rate for the transaction authorization, processing, settlement and funds transfer services we provide. This revenue and fees from other transactions are recognized at the time the merchants' transactions are processed.

ATM Services revenue consists of processing fees for third party ATMs and terminals, and other access, switching and card processing fees, and fee income and other surcharges charged for proprietary ATMs. ATM Services revenue is recognized at the time of the transaction.

The remaining balance of the Company's revenue is derived principally from check verification and authorization services and sales of point-of-sale terminals.

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

The Company's selling, general and administrative expenses include salaries and wages and other general administrative expenses (including certain amortization costs).

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations

Revenue increased 44.8% to $257.8 million in the first quarter of 2000 from $178.0 million in the first quarter of 1999. Of 2000 revenue, Merchant Services, ATM Services and Other Services accounted for 71.4%, 27.6% and 1.0%, respectively of revenue. Revenue from merchant card services, increased 53.2%, due primarily to increased transactional volumes. Increased volumes resulted from adding new merchants, increasing acceptance of electronic payment cards and the cross-selling of settlement processing to several EPS higher volume merchants. ATM Services revenue increased 35.3%. Increased transactional volumes and in-house processing of the EPS off-line debit product were the primary factors for the increase. Other revenues decreased 50.9% due primarily to lower terminal sales.

Net income as a percentage of revenue was 14.6% in the first quarter of 2000 as opposed to a net loss of 0.8%. The primary factor in the change was the acquisition expenses and restructuring charges incurred in the first quarter of 1999 in connection with the acquisition of EPS. Further impacting this comparison was related to certain nondeductible acquisition costs and a tax component write-off of $1.3 million for impaired state tax net operating losses. These items were incurred in the first quarter of 1999 and was also related to the acquisition of EPS. Excluding the pre-tax charges and tax component write-off, the tax rate decreased to 35.2% in the first quarter of 2000 compared to 36.8% in the same period of the prior year.

Excluding the pre-tax charges and tax component write-off, net income as a percentage of revenue improved to 14.9% in the first quarter of 2000 compared to 14.4% in the same period of the prior year. The margin improvement was the result of a combination of factors. Improvements, as a percentage of revenue, were made in selling, general and administrative expenses, net interest income and income taxes. These improvements were offset by an increase in the cost of operations as a percentage of revenue.

Cost of operations increased in the first quarter of 2000 to 75.0% of revenue compared to 71.1% in the same period of the prior year. The increase in cost of operations, as a percentage of revenue, was primarily due to lower margin revenue which was principally from larger, higher volume merchants who command and deserve lower transactional pricing. This lower margin revenue was primarily from the cross-selling of settlement processing to several higher volume EPS merchants and from bringing our off-line debit product in-house. The new lower margin revenue was partially offset by other operating costs such as payroll, depreciation and amortization and other certain operating costs, decreasing as a percentage of revenue.

Selling, general and administrative expenses decreased from $12.8 million in the first quarter of 1999 to $12.5 million in the first quarter of 2000, a decrease of $0.3 million. These expenses were down slightly as higher salaries and wages

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations - continued

were offset by lower legal and other expenses. As a result, selling, general and administrative expenses were 4.9% of revenue in the first quarter of 2000 versus 7.2% in the first quarter of 1999.

Acquisition expenses and restructuring charges decreased to $0.8 million in the first quarter of 2000 compared to $34.8 million in the same period of the prior year. The current year expenses were primarily advisory, legal and accounting fees incurred in the acquisition of CPS. As of March 31, 2000, approximately $0.1 million of these expenses were accrued but unpaid. The acquisition and restructuring charges for the first quarter of 1999 were a result of the Company's merger with EPS. As explained in detail in the annual report section of the Company's Form 10-K for the year ended December 31, 1999, the pre-tax expenses and charges were for acquisition expenses, communication conversion costs, asset write-offs, off-line debit conversion and severance and other.

The following table brings forward from December 31, 1999 the remaining reserve balance, in millions, from the EPS acquisition expenses and charges:

                               Balance at             Balance at
                     Cash or  December 31              March 31
    Description     Non-cash     1999      Activity      2000
------------------  --------  -----------  --------  -----------
Communication
  conversion costs    Cash       $11.3       $4.4        $6.9

Severance and
  other               Cash         1.4        0.9         0.5
                                 -----       ----        ----
                                 $12.7       $5.3        $7.4
                                 =====       ====        ====

Net interest income improved as a percentage of total revenue to 2.7% in the first quarter of 2000 compared to 1.0% in the same period of the prior year. A principal source of additional interest income each year is the investment of available cash flow from operations in securities available for sale. Also approximately $61.7 million from the June 1999 offering of the Company's common stock was invested in securities available for sale. Increased transaction settlement volumes contributed to interest earned from overnight and short-term investments. These factors increased interest income by 74% in the first quarter of 2000 over the same period of the prior year. Total long and short-term debt was reduced approximately $146 million in June 1999 from the proceeds of the June 1999 common stock offering. As a result, interest expense decreased 42% in the first quarter of 2000 over the same period of the prior year. The combination of these factors increased net interest income as a percentage of revenue.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Liquidity and Capital Resources

In the three months ended March 31 2000, the Company generated $46.2 million from operating activities. The Company also received $6.0 million in proceeds from Federal Home Loan Bank (FHLB) advances and $0.4 million from stock issued for exercises of options under the Company's stock option plan. Deposits increased $1.5 million. From cash provided from operating and financing activities, $30.5 million was invested in securities, net of sales and maturities, $17.9 million was disbursed on capital additions, and $6.7 million was spent to purchase merchant contracts. Long-term debt was reduced by $7.0 million. The capital additions were primarily for communications equipment, point-of-sale terminals, new computer equipment and capitalized software.

The Company believes that available credit and cash generated from operations are adequate to meet the Company's capital needs. EFS National Bank and EFS Federal Savings Bank, wholly-owned subsidiaries of the Company, exceed required regulatory capital ratios.

Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our disclosures on quantitative and qualitative disclosures about market risk since December 31, 1999. For additional information, refer to Exhibit 13 - Annual Report to Stockholders in our Form 10-K for the year ended December 31, 1999.

                       CONCORD EFS, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds

On February 1, 2000, the Company issued 6,225,000 shares of its common stock in connection with the Company's acquisition of all of the outstanding common stock Card Payment Systems, Inc.(CPS). In the acquisition, CPS merged as a wholly owned subsidiary of the Company, and the shares of common stock of CPS outstanding at the time of the merger were converted into shares of common stock of the Company.

On February 7, 2000, the Company issued 84,889 shares of its common stock in connection with the Company's purchase of all of the outstanding common stock Virtual Cyber Systems, Inc.(VCS). In the acquisition, VCS merged as a wholly owned subsidiary of the Company, and the shares of common stock of VCS outstanding at the time of the merger were converted into shares of common stock of the Company.

The 6,225,000 shares issued to the 2 shareholders of CPS who held all of the outstanding shares of CPS common stock at the time of the merger and the 84,889 shares issued to the shareholder of VCS who held all of the outstanding shares of VCS common stock at the time of the merger were issued without registration under the Securities Act of 1933 in reliance on the exemption under Section 4(2) of that Act. The Company believes that each of these shareholders was either an accredited investor or had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the investment in shares of the Company; was afforded access to material information about the Company, understood that the shares of the Company acquired in the merger were "restricted securities" and agreed not to transfer those shares except pursuant to an effective registration statement under the Securities Act of 1933 or an exemption from registration under that act.

Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     none

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CONCORD EFS, INC.



Date: May 12, 2000    By:  /s/ Dan M. Palmer
                               ---------------------------
                               Dan M. Palmer
                               Chairman of the Board and
                               Chief Executive Officer



Date: May 12, 2000    By:  /s/ Edward T. Haslam
                               ---------------------------
                               Edward T. Haslam
                               Chief Financial Officer