Form 10-Q
period 2000-06-30
CONCORD EFS INC
filed 2000-08-11
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarterly period ended Commission file number 0-13848
                                  June 30, 2000

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

                                _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $0.33 1/3 par value, as of August 11, 2000 was 212,680,489.

                       CONCORD EFS, INC. AND SUBSIDIARIES


                                     INDEX



                                                                       Page No.
                                                                       --------
PART 1 - Financial Information

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Statements of Income Three
   Months and Six Months ended June 30, 2000 and June 30, 1999            1

  Condensed Consolidated Balance Sheets as of June 30, 2000
   and December 31, 1999                                                  3

  Condensed Consolidated Statements of Cash Flows
   Six Months ended June 30, 2000 and June 30, 1999                       5

  Notes to Condensed Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    12

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                            17

PART II - Other Information

Item 2:  Changes in Securities and Use of Proceeds                       18

Item 6. Exhibits and Reports on Form 8-K                                 18


Signatures                                                               19

                       CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                Three Months Ended          Six Months Ended
                                      June 30                    June 30
                             -----------------------     -----------------------
                                2000          1999          2000         1999
                             ---------     ---------     ---------     ---------
                                    (In thousands, except per share data)

Revenue                      $290,123      $203,556      $547,891      $381,602

Cost of operations            214,337       144,850       407,600       271,385

Selling, general and
 administrative expenses       12,261        13,102        24,785        25,907

Acquisition expenses and
 restructuring charges             -             -            776        34,810
                             ---------     ---------     ---------     ---------
          OPERATING INCOME     63,525        45,604       114,730        49,500

Other income (expense):
 Interest income               10,182         5,481        19,327        10,746
 Interest expense              (2,236)       (3,611)       (4,300)       (7,144)
                             ---------     ---------     ---------     ---------

       INCOME BEFORE TAXES     71,471        47,474       129,757        53,102

Income taxes                   25,484        16,632        46,181        23,601
                             ---------     ---------     ---------     ---------
                NET INCOME   $ 45,987      $ 30,842      $ 83,576      $ 29,501
                             =========     =========     =========     =========

Pro forma provision
 for income taxes                               536           260         1,055
                             ---------     ---------     ---------     ---------
      PRO FORMA NET INCOME   $ 45,987      $ 30,306      $ 83,316      $ 28,446
                             =========     =========     =========     =========

                       CONCORD EFS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                                   (UNAUDITED)

                                Three Months Ended          Six Months Ended
                                      June 30                    June 30
                             -----------------------     -----------------------
                                2000          1999          2000         1999
                             ---------     ---------     ---------     ---------

HISTORICAL AND PRO FORMA
 PER SHARE DATA:

 Basic earnings              $   0.22      $   0.15      $   0.39      $   0.15
                             =========     =========     =========     =========

 Diluted earnings            $   0.21      $   0.15      $   0.38      $   0.14
                             =========     =========     =========     =========

 Average basic shares
  outstanding                 212,311       199,839       212,238       199,043
                             =========     =========     =========     =========

 Average diluted shares
  outstanding                 219,070       207,323       218,284       206,604
                             =========     =========     =========     =========

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        June 30      December 31
                                                          2000           1999
                                                     -------------  ------------
                                                            (in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $  122,226     $  121,001
  Securities available for sale                          505,029        456,209
  Accounts receivable, net                               137,834        161,872
  Inventories                                             18,198         18,076
  Prepaid expenses and other current assets               17,189         11,376
  Deferred income taxes                                   10,440          9,108
                                                     ------------   ------------
TOTAL CURRENT ASSETS                                     810,916        777,642

LOANS, net                                                67,842         30,391

PROPERTY AND EQUIPMENT, net                              181,330        167,829

GOODWILL, net                                             55,039         54,046

OTHER INTANGIBLE ASSETS, net                              63,398         57,186

OTHER ASSETS                                               9,604         15,787
                                                     ------------   ------------
TOTAL ASSETS                                          $1,188,129     $1,102,881
                                                     ============   ============

See notes to condensed consolidated financial statements.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)

                                                        June 30      December 31
                                                          2000           1999
                                                     -------------  ------------
                                                            (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other liabilities              $  115,032     $  129,217
  Deposits                                               115,037        100,475
  Accrued liabilities                                     45,753         50,435
  Income taxes payable                                    16,833         16,370
                                                     ------------   ------------
TOTAL CURRENT LIABILITIES                                292,655        296,497
                                                     ------------   ------------

LONG-TERM DEBT                                            76,000         75,000
DEFERRED INCOME TAXES                                     18,899         16,566
OTHER LIABILITIES                                          4,962          9,669
                                                     ------------   ------------
TOTAL LIABILITIES                                        392,516        397,732
                                                     ------------   ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Common stock                                            70,810         70,703
  Other stockholders' equity                             724,803        634,446
                                                     ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                               795,613        705,149
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,188,129     $1,102,881
                                                     ============   ============

See notes to condensed consolidated financial statements.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                June 30
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
                                                             (In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 $117,444     $ 67,248

INVESTING ACTIVITIES:
 Acquisition of securities available for sale              (97,328)    (101,334)
 Sale of securities available for sale                      30,280       28,020
 Maturities of securities available for sale                14,644       11,784
 Acquisition of property and equipment                     (33,453)     (25,102)
 Loans purchased                                           (42,134)      (9,187)
 Loan principal payments received                            4,398          357
 Merchants contracts purchased                             (12,569)      (7,933)
 Other, net                                                 (2,106)          -
                                                         ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                     (134,056)    (103,395)

FINANCING ACTIVITIES:
 Net increase in deposits                                   14,562       33,692
 Proceeds from sale of common stock                          3,244      222,139
 Proceeds from notes payable                                19,000        7,000
 Payments under credit agreement, net                           -       (21,000)
 Payments on notes payable                                 (18,969)    (125,116)
                                                         ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   17,837      116,715
                                                         ----------   ----------
INCREASE IN CASH AND CASH EQUIVALENTS                        1,225       80,568

Cash and cash equivalents
 at beginning of period                                    121,001       82,890
                                                         ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $122,226     $163,458
                                                         ==========   ==========

See notes to condensed consolidated financial statements.

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Concord EFS, Inc. and Subsidiaries (Company) annual report on Form 10-K for the year ended December 31, 1999.

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

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                  JUNE 30, 2000


Note B - Recent Acquisitions - continued

The following table represents selected unaudited financial information, in thousands, split between the Company and CPS:

                              Three months ended           Six months ended
                                   June 30                      June 30
                            ---------------------       ---------------------
                              2000         1999           2000         1999
                            --------     --------       --------     --------
                                 (Unaudited)                  (Unaudited)
Pro forma revenue

  Concord EFS, Inc.         $290,123     $193,724       $543,844     $363,958
  CPS (1)                                   9,832          4,047       17,644
                            --------     --------       --------     --------
  Combined                  $290,123     $203,556       $547,891     $381,602
                            ========     ========       ========     ========

Pro forma net income

  Concord EFS, Inc.         $ 45,987     $ 29,266        $82,926     $ 26,398
  CPS (1)                                   1,576            650        3,103
  Pro forma provision
    for CPS income
    taxes (2)                                 536            260        1,055
                            --------     --------       --------     --------
  Combined                  $ 45,987     $ 30,306        $83,316     $ 28,446
                            ========     ========       ========     ========

Pro forma basic earnings
  per share combined          $0.22        $0.15          $0.39        $0.14
                            ========     ========       ========     ========
Pro forma diluted earnings
  per share combined          $0.21        $0.15          $0.38        $0.14
                            ========     ========       ========     ========


(1) The six months ended June 30, 2000 amounts reflect the results of CPS operations from January 1, 2000 through January 31, 2000 (unaudited). The CPS results of operations from February 1, 2000 to June 30, 2000 are included in Concord EFS, Inc. amounts.

(2) CPS terminated its S-Corporation election at the time of the merger with the Company.

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                  JUNE 30, 2000


Note B - Recent Acquisitions - continued

On February 7, 2000 the Company announced completion of its acquisition of Virtual Cyber Systems (VCS), an internet software development company. The acquisition of VCS, for which the Company paid approximately $1.7 million in common stock, was accounted for as a purchase transaction and is immaterial to the Company's financial statements.

On April 13, 2000, Concord EFS announced an agreement to acquire Cash Station Inc., an electronic funds transfer network based in Chicago, Illinois. The acquisition is to be accounted for as a pooling of interests transaction. The acquisition is expected to close by October 1, 2000, subject to regulatory approval and other customary closing conditions. The acquisition will have an immaterial impact on the financial statements of Concord EFS.

Note C - Offering of Common Stock

Previous owners of Electronic Payment Systems, Inc. (EPS) and VCS who had received unregistered common stock of the Company in connection with their respective acquisitions sold 665,275 shares of common stock in a registration statement filed May 15, 2000. The Company did not receive any proceeds from the sale of shares by the previous owners of EPS or VCS.

Note D - Comprehensive Income

Total comprehensive income was $47,443 and $24,764, in thousands, for the three months ended, June 30, 2000 and 1999, respectively. Total comprehensive income was $85,186 and $22,544, in thousands, for the six months ended, June 30, 2000 and 1999, respectively.

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                  JUNE 30, 2000


Note E - Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (in thousands, except per share data):


                                      Three Months Ended      Six Months Ended
                                            June 30               June 30
                                       2000         1999       2000        1999
                                     -------      -------    -------     -------
Numerator:
 Net income                          $45,987      $30,842    $83,576     $29,501
                                     =======      =======    =======     =======
Denominator:
 Denominator for basic earnings
 per share, weighted-average
 shares                              212,311      199,839    212,238     199,043

 Effect of dilutive securities,
 employee stock options                6,759        7,484      6,046       7,561
                                     -------      -------    -------     -------
 Denominator for diluted earnings
 per share adjusted for weighted-
 average shares and assumed
 conversions                         219,070      207,323    218,284     206,604
                                     =======      =======    =======     =======

Basic earnings per share              $0.22        $0.15      $0.39       $0.15
                                     =======      =======    =======     =======

Diluted earnings per share            $0.21        $0.15      $0.38       $0.14
                                     =======      =======    =======     =======

Excluding acquisition costs and restructuring charges described in management's discussion and analysis of financial condition and results of operations, basic earnings per share for the six month periods ended June 30, 2000 and 1999 were $0.40 and $0.28, respectively, and diluted earnings per share for the six month periods ended June 30, 2000 and 1999 were $0.39 and $0.27, respectively.

Earnings per share and related per share data have been restated to reflect all stock splits.

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                  JUNE 30, 2000


Note F - Segment Information

Industry segment information, in thousands, for the three and six months ended June 30, 2000 and 1999 is presented below. Merchant Services and ATM Services segments are described in the Overview section to Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing.

                              Merchant       ATM
                              Services     Services      Other         Total
                             ----------   ----------   ----------   ----------
Three months ended
 June 30, 2000
  Revenue                     $208,658     $ 78,524    $   2,941    $ 290,123
  Cost of operations          (168,729)     (44,511)      (1,097)    (214,337)
  Selling, general, &
   administrative expenses                               (12,261)     (12,261)
  Taxes & interest, net                                  (17,538)     (17,538)
                             ----------   ----------   ----------   ----------
  Net income (loss)           $ 39,929     $ 34,013    $ (27,955)   $  45,987
                             ==========   ==========   ==========   ==========

Three months ended
 June 30, 1999
  Revenue                     $142,948     $ 56,704    $   3,904    $ 203,556
  Cost of operations          (111,980)     (32,398)        (472)    (144,850)
  Selling, general, &
   administrative expenses                               (13,102)     (13,102)
  Taxes & interest, net                                  (14,762)     (14,762)
                             ----------   ----------   ----------   ----------
  Net income (loss)           $ 30,968     $ 24,306    $ (24,432)   $  30,842
                             ==========   ==========   ==========   ==========

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                                  JUNE 30, 2000


Note F - Segment Information - continued

Industry segment information, in thousands, for the six months ended June 30, 2000 and 1999 is presented below:

                              Merchant       ATM
                              Services     Services      Other         Total
                             ----------   ----------   ----------   ----------
Six months ended
 June 30, 2000
  Revenue                     $392,769     $149,503    $   5,619    $ 547,891
  Cost of operations          (316,130)     (89,459)      (2,011)    (407,600)
  Selling, general, &
   administrative expenses                               (24,785)     (24,785)
  Acquisition &
   restructuring charges          (776)                                  (776)
  Taxes & interest, net                                  (31,154)     (31,154)
                             ----------   ----------   ----------   ----------
  Net income (loss)           $ 75,863     $ 60,044    $ (52,331)   $  83,576
                             ==========   ==========   ==========   ==========

Six months ended
 June 30, 1999
  Revenue                     $263,085     $109,153    $   9,364    $ 381,602
  Cost of operations          (203,563)     (64,111)      (3,711)    (271,385)
  Selling, general, &
   administrative expenses                               (25,907)     (25,907)
  Acquisition &
   restructuring charges                                 (34,810)     (34,810)
  Taxes & interest, net                                  (19,999)     (19,999)
                             ----------   ----------   ----------   ----------
  Net income (loss)           $ 59,522     $ 45,042    $ (75,063)   $  29,501
                             ==========   ==========   ==========   ==========

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking" information, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Any such statements are not guarantees for future performance and involve risks and uncertainties, and actual results may differ materially from those contemplated by such forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include (i) the loss of key personnel or inability to attract additional qualified personnel, (ii) changes in card association rules,
(iii) changes in card association fees, (iv) restrictions on surcharging or a decline in the deployment of automated teller machines, (v) dependence on VISA and MasterCard registrations, (vi) the credit risk of merchant customers, (vii) susceptibility to fraud at the merchant level, (viii) receiving lower price margins from higher volume merchants, (ix) increasing competition, (x) the loss of key customers, (xii) continued consolidation in the banking and retail industries, (xii) risks related to acquisitions, (xiii) changes in rules and regulations governing financial institutions, (xiv) the inability to remain current with rapid technological change, (xv) dependence on third-party vendors,
(xvi) the imposition of additional state taxes, (xvii) volatility of the Company's common stock price and (xviii) changes in interest rates. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future results over time.

Restatement of Historical Financial Information

The historical financial information presented herein has been restated in accordance with pooling of interests method of accounting for business combinations. The financial information reflects the financial position, operating results and cash flows of the respective companies as though the companies were combined for all periods presented.

Overview

The Company is a fully integrated leading provider of electronic transaction authorization, processing, settlement and funds transfer services on a nationwide basis. The Company focuses on marketing its services to supermarket chains and multiple lane retailers, financial institutions, petroleum and convenience stores, grocery stores, the trucking industry and other retailers. The Company's primary activity is Merchant Services, in which it provides integrated electronic transaction services for credit card, debit card and electronic benefits transfer (EBT) card transactions. These transaction services include data capture, authorization and settlement services for over 400,000 point-of-sale terminals. The Company also provides automated teller machine
(ATM) Services, consisting of owning and operating the MAC-branded electronic funds transfer network and processing for approximately 42,000 ATMs nationwide, of which it owns approximately 1,000.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Overview - continued

The substantial majority of the Company's revenue (71.9% in 2000 and 70.2% in 1999) is generated from fee income related to Merchant Services. These services include:

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

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations

Revenue increased 42.5% to $290.1 million in the second quarter of 2000 from $203.6 million in the second quarter of 1999. Of 2000 revenue, Merchant Services, ATM Services and Other Services accounted for 71.9%, 27.1% and 1.0%, respectively of revenue. Revenue from merchant card services, increased 46.0%, due primarily to increased transactional volumes. Increased volumes resulted from adding new merchants, increasing acceptance of electronic payment cards and the cross-selling of settlement processing to several EPS higher volume merchants. ATM Services revenue increased 38.5%. Increased transactional volumes and in-house processing of the EPS off-line debit product were the primary factors for the increase. Other revenues decreased 24.7% due primarily to lower terminal sales.

Net income as a percentage of revenue was 15.9% in the second quarter of 2000 compared to 15.2% in the second quarter of 1999. The margin improvement was the result of a combination of factors. Improvements, as a percentage of revenue, were made in selling, general and administrative expenses and net interest income. These improvements were partially offset by an increase in the cost of operations as a percentage of revenue.

Cost of operations increased in the second quarter of 2000 to 73.9% of revenue compared to 71.2% in the same period of the prior year. The increase in cost of operations, as a percentage of revenue, was primarily due to lower margin revenue which was principally from larger, higher volume merchants who command and deserve lower transactional pricing. This lower margin revenue was primarily from the cross-selling of settlement processing to several higher volume EPS merchants and from bringing our off-line debit product in-house. The new lower margin revenue was partially offset by other operating costs such as payroll, depreciation and amortization and other certain operating costs, decreasing as a percentage of revenue.

Selling, general and administrative expenses decreased from $13.1 million in the second quarter of 1999 to $12.3 million in 2000. These expenses were down slightly as higher salaries and wages were offset by lower legal and other expenses. As a result, selling, general and administrative expenses were 4.2% of revenue in the second quarter of 2000 versus 6.4% in the second quarter of 1999, a decrease of 2.2% as a percentage of revenue.

Net interest income improved as a percentage of total revenue to 2.7% in the second quarter of 2000 compared to 0.9% in the same period of the prior year. A principal source of additional interest income each year is the investment of available cash flow from operations in securities available for sale. Also approximately $61.7 million from the June 1999 offering of the Company's common stock was invested in securities available for sale. Increased transaction settlement volumes contributed to interest earned from overnight and short-term

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations - continued

investments. These factors increased interest income by 85.8% in the second quarter of 2000 over the same period of the prior year. Total long and short-term debt was reduced approximately $146 million in June 1999 from the proceeds of the June 1999 common stock offering. As a result, interest expense decreased 38.1% in the second quarter of 2000 over the same period of the prior year. The combination of these factors increased net interest income as a percentage of revenue.

In the six month period ended June 30, 2000, revenue increased 43.6% to $547.9 million from $381.6 million in 1999. Of 2000 revenue, Merchant Services, ATM Services and Other Services accounted for 71.7%, 27.3% and 1.0%, respectively of revenue. Revenue from merchant card services, increased 49.3%, due primarily to increased transactional volumes. Increased volumes resulted from adding new merchants, increasing acceptance of electronic payment cards and the cross-selling of settlement processing to several EPS higher volume merchants. ATM Services revenue increased 37.0%. Increased transactional volumes and in-house processing of the EPS off-line debit product were the primary factors for the increase. Other revenues decreased 40.0% due primarily to lower terminal sales.

Net income as a percentage of revenue was 15.3% for the six month period ended June 30, 2000 compared to 7.7% in 1999. The margin improvement was the result of a combination of factors. The primary factor in the change was the acquisition expenses and restructuring charges incurred in the first quarter of 1999 in connection with the acquisition of EPS. Further impacting this comparison was related to certain nondeductible acquisition costs and a tax component write-off of $1.3 million for impaired state tax net operating losses. These items were incurred in the first quarter of 1999 and were related to the acquisition of EPS. Excluding the pre-tax charges and tax component write-off, the tax rate decreased to 35.4% in the six month period ended June 30, 2000 compared to 35.8% in the same period for the prior year.

Acquisition expenses and restructuring charges were $0.8 million for the six month period ended June 30, 2000 compared to $34.8 million in the same period of the prior year. The current year expenses were primarily advisory, legal and accounting fees incurred in the acquisition of CPS. As of June 30, 2000, approximately $0.1 million of these expenses were accrued but unpaid. The acquisition and restructuring charges for the first quarter of 1999 were a result of the Company's merger with EPS. As explained in detail in the annual report section of the Company's Form 10-K for the year ended December 31, 1999, the pre-tax expenses and charges were for acquisition expenses, communication conversion costs, asset write-offs, off-line debit conversion and severance and other.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations - continued

The following table brings forward from December 31, 1999 the remaining reserve balance, in millions, from the EPS acquisition expenses and charges:

                               Balance at             Balance at
                     Cash or  December 31              June 30
    Description     Non-cash     1999      Activity      2000
------------------  --------  -----------  --------  -----------
Communication
  conversion costs    Cash       $11.3       $6.5        $4.8

Severance and
  other               Cash         1.4        1.1         0.3
                                 -----       ----        ----
                                 $12.7       $7.6        $5.1
                                 =====       ====        ====

Excluding the pre-tax charges and tax component write-off, net income as a percentage of revenue improved to 15.4% for the six month period ended June 30, 2000 compared to 14.8% in the same period of the prior year. Improvements, as a percentage of revenue, were made in selling, general and administrative expenses, net interest income and income taxes. These improvements were offset by an increase in the cost of operations as a percentage of revenue.

Cost of operations increased in the six month period ended June 30, 2000 to 74.4% of revenue compared to 71.1% in the same period of the prior year. The increase in cost of operations, as a percentage of revenue, was primarily due to lower margin revenue which was principally from larger, higher volume merchants who command and deserve lower transactional pricing. This lower margin revenue was primarily from the cross-selling of settlement processing to several higher volume EPS merchants and from bringing our off-line debit product in-house. The new lower margin revenue was partially offset by other operating costs such as payroll, depreciation and amortization and other certain operating costs, decreasing as a percentage of revenue.

Selling, general and administrative expenses decreased from $25.9 million in the six months ended June 30, 1999 to $24.8 million in the same period of the current year. These expenses were down slightly as higher salaries and wages were offset by lower legal and other expenses. As a result, selling, general and administrative expenses were 4.5% of revenue in the six months ended June 30, 2000 versus 6.8% in the same period of the prior year, a decrease of 2.3% as a percentage of revenue.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations - continued

Net interest income improved as a percentage of total revenue to 2.7% in the six month period ended June 30, 2000 compared to 0.9% in the same period of the prior year. A principal source of additional interest income each year is the investment of available cash flow from operations in securities available for sale. Also approximately $61.7 million from the June 1999 offering of the Company's common stock was invested in securities available for sale. Increased transaction settlement volumes contributed to interest earned from overnight and short-term investments. These factors increased interest income by 79.9% in the six month period ended June 30, 2000 over the same period of the prior year. Total long and short-term debt was reduced approximately $146 million in June 1999 from the proceeds of the June 1999 common stock offering. As a result, interest expense decreased 39.8% in the six month period ended June 30, 2000 over the same period of the prior year. The combination of these factors increased net interest income as a percentage of revenue.

Liquidity and Capital Resources

In the six months ended June 30, 2000, the Company generated cashflow of $117.4 million from operating activities. The Company also received $19.0 million in proceeds from Federal Home Loan Bank (FHLB) advances and $3.2 million from stock issued for exercises of options under the Company's stock option plan. Deposits increased $14.6 million. From cash provided from operating and financing activities, $52.4 million was invested in securities, net of sales and maturities, $37.7 million was invested through the Company's banking subsidiaries in loans, net of repayments, $33.5 million was disbursed on capital additions, and $12.6 million was spent to purchase merchant contracts. Long-term debt was reduced by $19.0 million. The capital additions were primarily for communications equipment, point-of-sale terminals, new computer equipment and capitalized software.

The Company believes that available credit and cash generated from operations are adequate to meet the Company's capital needs. EFS National Bank and EFS Federal Savings Bank, wholly-owned subsidiaries of the Company, exceed capital ratios required by their respective regulatory agencies.

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

                       CONCORD EFS, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds

Previous owners of EPS and VCS had received unregistered common stock of the Company in connection with their respective acquisitions in reliance on the exemption under Section 4(2) the Securities Act of 1933 registered 665,275 shares of common stock in a registration statement filed May 15, 2000 in accordance with the requirements of the Securities Act of 1933. The Company did not receive any proceeds from the subsequent sale of shares by the previous owners of EPS or VCS.

Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K for the six month period ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CONCORD EFS, INC.



Date: August 11, 2000     By:  /s/ Dan M. Palmer
                               ---------------------------
                               Dan M. Palmer
                               Chairman of the Board and
                               Chief Executive Officer



Date: August 11, 2000     By:  /s/ Edward T. Haslam
                               ---------------------------
                               Edward T. Haslam
                               Chief Financial Officer