Form 10-Q
period 2000-09-30
CONCORD EFS INC
filed 2000-11-14
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended     Commission file number 0-13848
           September 30, 2000

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

                                _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's Common Stock, $0.33 1/3 par value, as of November 10, 2000 was 215,961,325.

                       CONCORD EFS, INC. AND SUBSIDIARIES


                                      INDEX



                                                                       Page No.
                                                                       --------
PART 1 - Financial Information

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of September 30, 2000
   and December 31, 1999                                                  1

  Condensed Consolidated Statements of Income Three
   Months and Nine Months ended September 30, 2000
   and September 30, 1999                                                 3

  Condensed Consolidated Statements of Cash Flows
   Nine Months ended September 30, 2000 and September 30, 1999            5

  Notes to Condensed Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    12

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                            18


PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                 19


Signatures                                                               20

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      September 30  December 31
                                                          2000          1999
                                                     -------------  ------------
                                                            (in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $  134,727     $  122,504
  Securities available for sale                          569,920        459,664
  Accounts receivable, net                               194,381        164,492
  Inventories                                             13,370         18,076
  Prepaid expenses and other current assets               19,664         11,573
  Deferred income taxes                                    6,011          9,235
                                                     ------------   ------------
TOTAL CURRENT ASSETS                                     938,073        785,544

LOANS, net                                                73,606         30,391

PROPERTY AND EQUIPMENT, net                              189,302        168,169

GOODWILL, net                                             54,105         54,046

OTHER INTANGIBLE ASSETS, net                              72,259         57,186

OTHER ASSETS                                               8,274         16,308
                                                     ------------   ------------





TOTAL ASSETS                                          $1,335,619     $1,111,644
                                                     ============   ============

See notes to condensed consolidated financial statements.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)

                                                      September 30  December 31
                                                          2000          1999
                                                     -------------  ------------
                                                            (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other liabilities              $  192,005     $  130,848
  Deposits                                               119,415        100,475
  Accrued liabilities                                     50,387         51,145
  Income taxes payable                                    14,431         16,591
                                                     ------------   ------------
TOTAL CURRENT LIABILITIES                                376,238        299,059
                                                     ------------   ------------

LONG-TERM DEBT                                            81,000         75,000
DEFERRED INCOME TAXES                                     17,661         16,566
OTHER LIABILITIES                                          4,009          9,669
                                                     ------------   ------------
TOTAL LIABILITIES                                        478,908        400,294
                                                     ------------   ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Common stock                                            71,788         71,536
  Other stockholders' equity                             784,923        639,814
                                                     ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                               856,711        711,350
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,335,619     $1,111,644
                                                     ============   ============

See notes to condensed consolidated financial statements.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                Three Months Ended          Nine Months Ended
                                   September 30                September 30
                             -----------------------     -----------------------
                                2000          1999          2000         1999
                             ---------     ---------     ---------     ---------
                                    (in thousands, except per share data)

Revenue                      $318,700      $231,253      $876,085      $621,805

Cost of operations            233,448       162,838       645,618       438,296

Selling, general and
 administrative expenses       14,590        15,988        43,122        46,123

Acquisition expenses and
 restructuring charges         10,915            -         11,691        34,810
                             ---------     ---------     ---------     ---------

          OPERATING INCOME     59,747        52,427       175,654       102,576

Other income (expense):
 Interest income               11,952         7,071        31,417        17,874
 Interest expense              (2,662)       (1,484)       (6,962)       (8,628)
                             ---------     ---------     ---------     ---------

       INCOME BEFORE TAXES     69,037        58,014       200,109       111,822

Income taxes                   24,984        20,442        71,664        44,355
                             ---------     ---------     ---------     ---------
                NET INCOME   $ 44,053      $ 37,572      $128,445      $ 67,467
                             =========     =========     =========     =========

Pro forma provision
 for income taxes                  -            598           260         1,653
                             ---------     ---------     ---------     ---------
      PRO FORMA NET INCOME   $ 44,053      $ 36,974      $128,185      $ 65,814
                             =========     =========     =========     =========

                       CONCORD EFS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                                   (UNAUDITED)

                                Three Months Ended          Nine Months Ended
                                   September 30                September 30
                             -----------------------     -----------------------
                                2000          1999          2000         1999
                             ---------     ---------     ---------     ---------

HISTORICAL AND PRO FORMA
 PER SHARE DATA:

 Basic earnings              $   0.20      $   0.18      $   0.60      $   0.33
                             =========     =========     =========     =========

 Diluted earnings            $   0.20      $   0.17      $   0.58      $   0.32
                             =========     =========     =========     =========

 Weighted average basic
  shares outstanding          215,138       213,884       214,871       205,656
                             =========     =========     =========     =========

 Weighted average diluted
  shares outstanding          224,228       220,660       221,938       212,958
                             =========     =========     =========     =========

See Notes to Condensed Consolidated Financial Statements - Unaudited.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
                                                             (in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 $202,991     $156,864

INVESTING ACTIVITIES:
 Acquisition of securities available for sale             (160,945)    (227,819)
 Sale of securities available for sale                      36,579       44,977
 Maturities of securities available for sale                20,528       22,999
 Acquisition of property and equipment                     (52,252)     (35,157)
 Loans purchased                                           (53,657)     (10,065)
 Loan principal payments received                           10,893          524
 Merchants contracts purchased                             (25,471)     (14,174)
 Other, net                                                  2,260           -
                                                         ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                     (222,065)    (218,715)

FINANCING ACTIVITIES:
 Net increase in deposits                                   18,940       22,773
 Proceeds from sale of common stock                          7,326      228,891
 Retirement of common stock                                     -          (119)
 Proceeds from notes payable                                24,000        7,000
 Payments under credit agreement, net                           -       (21,000)
 Payments on notes payable                                 (18,969)    (125,116)
                                                         ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   31,297      112,429
                                                         ----------   ----------
INCREASE IN CASH AND CASH EQUIVALENTS                       12,223       50,578

Cash and cash equivalents
 at beginning of period                                    122,504       84,674
                                                         ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $134,727     $135,252
                                                         ==========   ==========

See notes to condensed consolidated financial statements.

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Concord EFS, Inc. and Subsidiaries (Company) annual report on Form 10-K for the year ended December 31, 1999.

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

Recent Pronouncements

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be adopted effective January 1, 2001, but it is not expected to materially impact the Company's financial statements.

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


Note B - Recent Acquisitions

The Company entered into an agreement and plan of merger as of October 6, 2000 with Star Systems, Inc. (Star), an EFT network based in Maitland, Florida. In connection with the closing of the merger, Concord will issue 24.75 million shares of common stock for all of the outstanding shares of Star Systems' common stock. The merger is expected to be completed during the first half of 2001, subject to regulatory approval and other closing conditions, and is expected to be accounted for as a pooling of interests transaction. For further information see our Form 8-K dated October 9, 2000.

On August 21, 2000, the Company acquired Cash Station Inc. (Cash Station), an electronic funds transfer network based in Chicago, Illinois. The acquisition was accounted for as a pooling of interests transaction in which Concord issued
2.5 million shares of its common stock.

On January 31, 2000,  the Company  acquired Card Payment  Systems  (CPS),  a New
York-based reseller of payment processing services. The acquisition was accounted for as a pooling of interests transaction in which Concord issued 6.2 million shares of its common stock. CPS provides card-based payment processing services to independent sales organizations (ISOs), which in turn sell those services to retailers.

CPS was an S-Corporation for tax purposes prior to its merger with Concord. As such, the former owners of CPS were responsible for income taxes for the periods prior to the merger. CPS terminated its S-Corporation election at the time of the merger with the Company according to Internal Revenue Service regulations.

On February 7, 2000 the Company announced completion of its acquisition of Virtual Cyber Systems (VCS), an internet software development company. The acquisition of VCS, for which the Company paid approximately $1.7 million in common stock, was accounted for as a purchase transaction and is immaterial to the Company's financial statements.

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


Note B - Recent Acquisitions, continued

The following table represents selected unaudited financial information, in thousands, split between the Company and recent acquisitions:

                              Three months ended          Nine months ended
                                 September 30                September 30
                            ---------------------       ---------------------
                              2000         1999           2000         1999
                            --------     --------       --------     --------
Pro forma revenue
  Concord EFS, Inc.         $318,700     $216,147       $862,544     $580,105
  Cash Station (1)                -         4,681          9,494       13,631
  CPS (2)                         -        10,425          4,047       28,069
                            --------     --------       --------     --------
  Combined                  $318,700     $231,253       $876,085     $621,805
                            ========     ========       ========     ========
Pro forma net income
  Concord EFS, Inc.         $ 44,053     $ 35,584       $126,979     $ 61,982
  Cash Station (1)                -           229            816          623
  CPS (2)                         -         1,759            650        4,862
  Pro forma provision
    for CPS income
    taxes (3)                     -           598            260        1,653
                            --------     --------       --------     --------
  Combined                  $ 44,053     $ 36,974       $128,185     $ 65,814
                            ========     ========       ========     ========
Pro forma basic earnings
  per share combined          $0.20        $0.17          $0.60        $0.32
                            ========     ========       ========     ========
Pro forma diluted earnings
  per share combined          $0.20        $0.17          $0.58        $0.31
                            ========     ========       ========     ========

(1) The nine months ended September 30, 2000 amounts reflect the results of Cash Station operations from January 1, 2000 through June 30, 2000 (unaudited). Cash Station results of operations from July 1, 2000 to September 30, 2000 are included in Concord EFS, Inc. amounts.

(2) The nine months ended September 30, 2000 amounts reflect the results of CPS operations from January 1, 2000 through January 31, 2000 (unaudited). The CPS results of operations from February 1, 2000 to September 30, 2000 are included in Concord EFS, Inc. amounts.

(3) The results of operations include pro forma income taxes that would have been required if CPS had been a C-Corporation.

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


Note C - Comprehensive Income

Total comprehensive income was $47,214 and $34,425, in thousands, for the three months ended, September 30, 2000 and 1999, respectively. Total comprehensive income was $133,216 and $57,363, in thousands, for the nine month period ended, September 30, 2000 and 1999, respectively.

Note D - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                     Three Months Ended      Nine Months Ended
                                        September 30            September 30
                                      2000        1999        2000        1999
                                    --------    --------    --------    --------
Numerator:
 Net income                         $ 44,053    $ 37,572    $128,445    $ 67,467
                                    ========    ========    ========    ========
Denominator:
 Denominator for basic earnings
 per share, weighted-average
 shares                              215,138     213,884     214,871     205,656

 Effect of dilutive securities,
 employee stock options                9,090       6,776       7,067       7,302
                                    --------    --------     -------    --------
 Denominator for diluted earnings
 per share adjusted for weighted-
 average shares and assumed
 conversions                         224,228     220,660     221,938     212,958
                                    ========    ========    ========    ========

Basic earnings per share              $0.20       $0.18       $0.60       $0.33
                                    ========    ========    ========    ========

Diluted earnings per share            $0.20       $0.17       $0.58       $0.32
                                    ========    ========    ========    ========

Excluding acquisition costs and restructuring charges described in management's discussion and analysis of financial condition and results of operations, diluted earnings per share for the three month periods ended September 30, 2000 and 1999 were $0.23 and $0.17, respectively, and the nine month periods ended September 30, 2000 and 1999 were $0.62 and $0.44, respectively.

Earnings per share and related per share data have been restated to reflect all stock splits.

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


Note E - Segment Information

Industry segment information, in thousands, for the three and nine months ended September 30, 2000 and 1999 is presented below. Merchant Services and ATM Services segments are described in the Overview section to Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing.

                              Merchant       ATM
                              Services     Services      Other         Total
                             ----------   ----------   ----------   ----------
Three months ended
 September 30, 2000
  Revenue                     $223,376     $ 89,814    $   5,510    $ 318,700
  Cost of operations          (175,010)     (52,712)      (5,726)    (233,448)
  Selling, general, &
   administrative expenses          -            -       (14,590)     (14,590)
  Acquisition &
   restructuring charges            -       (10,915)          -       (10,915)
  Taxes & interest, net             -            -       (15,694)     (15,694)
                             ----------   ----------   ----------   ----------
  Net income (loss)           $ 48,366     $ 26,187    $ (30,500)   $  44,053
                             ==========   ==========   ==========   ==========

Three months ended
 September 30, 1999
  Revenue                     $157,243     $ 69,439    $   4,571    $ 231,253
  Cost of operations          (118,716)     (41,721)      (2,401)    (162,838)
  Selling, general, &
   administrative expenses          -            -       (15,988)     (15,988)
  Acquisition &
   restructuring charges            -            -            -            -
  Taxes & interest, net             -            -       (14,855)     (14,855)
                             ----------   ----------   ----------   ----------
  Net income (loss)           $ 24,232     $ 14,983    $ (29,340)   $  37,572
                             ==========   ==========   ==========   ==========

                       CONCORD EFS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


Note E - Segment Information - continued

Industry segment information, in thousands, for the nine month period ended September 30, 2000 and 1999 is presented below:

                              Merchant       ATM
                              Services     Services      Other         Total
                             ----------   ----------   ----------   ----------
Nine months ended
 September 30, 2000
  Revenue                     $616,145     $248,811    $  11,129    $ 876,085
  Cost of operations          (491,140)    (146,741)      (7,737)    (645,618)
  Selling, general, &
   administrative expenses          -            -       (43,122)     (43,122)
  Acquisition &
   restructuring charges          (776)     (10,915)          -       (11,691)
  Taxes & interest, net             -            -       (47,209)     (47,209)
                             ----------   ----------   ----------   ----------
  Net income (loss)           $124,229     $ 91,155    $ (86,939)   $ 128,445
                             ==========   ==========   ==========   ==========

Nine months ended
 September 30, 1999
  Revenue                     $421,056     $187,615    $  13,134    $ 621,805
  Cost of operations          (322,279)    (109,905)      (6,112)    (438,296)
  Selling, general, &
   administrative expenses          -            -       (46,123)     (46,123)
  Acquisition &
   restructuring charges            -            -       (34,810)     (34,810)
  Taxes & interest, net             -            -       (35,109)     (35,109)
                             ----------   ----------   ----------   ----------
  Net income (loss)           $ 98,777     $ 77,710    $(109,020)   $  67,467
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

Recent Developments

The Company announced an agreement to merge with Star Systems, Inc. (Star), an EFT network based in Maitland, Florida. In connection with the closing of the merger, Concord will issue 24.75 million shares of common stock for all of the outstanding shares of Star Systems' common stock. The merger is expected to be completed during the first half of 2001, subject to regulatory approval and other closing conditions, and is expected to be accounted for as a pooling of interests transaction.

On August 21, 2000, the Company acquired Cash Station Inc. (Cash Station), an electronic funds transfer network based in Chicago, Illinois. The acquisition was accounted for as a pooling of interests transaction in which Concord issued
2.5 million shares of its common stock.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Overview

The Company is a fully integrated leading provider of electronic transaction authorization, processing, settlement and funds transfer services on a nationwide basis. The Company focuses on marketing its services to supermarket chains and multiple lane retailers, financial institutions, petroleum and convenience stores, grocery stores, the trucking industry and other retailers. The Company's primary activity is Merchant Services, in which it provides integrated electronic transaction services for credit card, debit card and electronic benefits transfer (EBT) card transactions. These transaction services include data capture, authorization and settlement services for over 400,000 point-of-sale terminals. The Company also provides automated teller machine
(ATM) Services, consisting of owning and operating both the MAC and Cash Station-branded electronic funds transfer network and processing for approximately 47,000 ATMs nationwide, of which it owns approximately 700.

The substantial majority of the Company's revenue (70.3% in 2000 and 67.7% in 1999) is generated from fee income related to Merchant Services. These services include:

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

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Overview - continued

Cost of operations includes all costs directly attributable to the provision of services to the Company's customers. The most significant component of cost of operations includes interchange and assessment fees, which are amounts charged by the credit and debit card associations. Interchange and assessment fees are billed primarily as a percentage of dollar volume processed and, to a lesser extent, as a per-transaction fee. Cost of operations also includes tele-communications costs, occupancy costs, depreciation, the cost of equipment leased and sold, operating salaries and wages, amortization of merchant contracts and other intangibles, the cost of operating the Company's MAC and Cash Station networks and other miscellaneous merchant supplies and services expenses.

The Company's selling, general and administrative expenses include salaries and wages and other general administrative expenses (including certain amortization costs).

Results of Operations

Revenue increased 37.8% to $318.7 million in the third quarter of 2000 from $231.3 million in the third quarter of 1999. Of 2000 revenue, Merchant Services, ATM Services and Other Services accounted for 70.1%, 28.2% and 1.7%, respectively of revenue. Revenue from Merchant Services, increased 42.1%, due primarily to increased transactional volumes. Increased volumes resulted from adding new merchants, increasing acceptance of electronic payment cards and the cross-selling of settlement processing to several EPS higher volume merchants. ATM Services revenue increased 29.3% on increased transactional volumes. Other revenues increased 20.5% due primarily to increased terminal sales.

Net income as a percentage of revenue was 13.8% in the third quarter of 2000 compared to 16.2% in the third quarter of 1999. The decrease in margin was primarily the result of acquisition and restructuring charges of $10.9 million resulting from the acquisition of Cash Station.

The Cash Station charges, summarized on page 16 of this report, were $4.2 million for compensation and severance, $2.2 million for legal and accounting fees and $4.5 million for network deconversion costs. Cash Station currently outsources its transaction processing to a third party vendor. The Company approved a plan to deconvert the existing transaction processing platform and integrate that platform with MAC. The Company currently anticipates additional compensation and severance expenses to be incurred in the fourth quarter of 2000 and these expenses may total approximately $1.0 million.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations - continued

Excluding the pre-tax charges, net income as a percentage of revenue remained the same at 16.2% in the third quarters of 2000 and 1999. The margin was the result of increases, as a percentage of revenue, in cost of operations and taxes which were offset by a combination of improvements, as a percentage of revenue, in selling, general and administrative expenses, and net interest income.

Cost of operations increased to 73.3% of revenue in the third quarter of 2000 compared to 70.4% in the same period of the prior year. The increase in cost of operations, as a percentage of revenue, was primarily due to lower margin revenue principally from larger, higher volume merchants who command and deserve lower transactional pricing. This lower margin revenue was primarily from the cross-selling of settlement processing to several higher volume EPS merchants and from bringing our off-line debit product in-house. The new lower margin revenue was partially offset by other operating costs such as payroll, depreciation and amortization and other certain operating costs, decreasing as a percentage of revenue.

Selling, general and administrative expenses decreased from $16.0 million in the third quarter of 1999 to $14.6 million in 2000. These expenses were down slightly as higher salaries and wages were offset by lower legal and other expenses. As a result, selling, general and administrative expenses were 4.6% of revenue in the third quarter of 2000 versus 6.9% in 1999, a decrease of 2.3% as a percentage of revenue.

Net interest income improved as a percentage of total revenue to 2.9% in the third quarter of 2000 compared to 2.4% in the same period of the prior year. Increased transaction settlement volumes contributed to interest earned from overnight and short-term investments.

In the nine month period ended September 30, 2000, revenue increased 40.9% to $876.1 million from $621.8 million in 1999. Of 2000 revenue, Merchant Services, ATM Services and Other Services accounted for 70.3%, 28.4% and 1.3%, respectively of revenue. Revenue from Merchant Services, increased 46.3%, due primarily to increased transactional volumes. Increased volumes resulted from adding new merchants, increasing acceptance of electronic payment cards and the cross-selling of settlement processing to several EPS higher volume merchants. ATM Services revenue increased 32.6%. Increased transactional volumes and in-house processing of the EPS off-line debit product were the primary factors for the increase. Other revenues decreased 15.3% due primarily to decreased terminal sales.

Net income as a percentage of revenue was 14.7% for the nine month period ended September 30, 2000 compared to 10.9% in 1999. The margin improvement was the result of a combination of factors, with the primary factor being the decrease in acquisition expenses and restructuring charges.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations - continued

Acquisition expenses and restructuring charges were $11.7 million for the nine month period ended September 30, 2000 compared to $34.8 million in the same period of the prior year. The current year expenses were primarily advisory, legal and accounting fees incurred in the acquisitions of CPS and Cash Station. As of September 30, 2000, approximately $8.3 million of these expenses were accrued but unpaid. The acquisition and restructuring charges of $34.8 million incurred in the first quarter of 1999 were in connection with the acquisition of EPS. Further impacting this comparison, certain nondeductible acquisition costs and a tax component write-off of $1.3 million for impaired state tax net operating losses were recognized. The pre-tax expenses and charges were for acquisition expenses, communication conversion costs, asset write-offs, off-line debit conversion and severance and other.

The following table details the reserve balance, in millions, from the various acquisition expenses and charges:

                                           First     Third
                                          Qtr.2000  Qtr.2000
                                          Expenses  Expenses
                       Cash or  Balance  & Charges  & Charges           Balance
Description           Non-cash  12/31/99   Accrued   Accrued  Activity  9/30/00
------------------    --------  --------  --------   -------- --------  -------
EPS:
  Communication
   conversion costs     Cash      $11.3       -          -     $ 8.7     $ 2.6

  Severance and other   Cash        1.4       -          -       1.3       0.1

CPS:
  Advisory, Legal
   and accounting       Cash         -     $ 0.8         -       0.8        -

Cash Station:
  Compensation and
   severance            Cash         -        -       $ 4.2      3.2       1.0

  Legal and
   Accounting fees      Cash         -        -         2.2      2.1       0.1

  Network deconversion
   costs                Cash         -        -         4.5       -        4.5
                                  -----    -----      -----    -----     -----
                                  $12.7    $ 0.8      $10.9    $16.1     $ 8.3
                                  =====    =====      =====    =====     =====

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations - continued

Excluding the pre-tax charges and tax component write-off, net income as a percentage of revenue improved to 15.6% for the nine month period ended
September 30, 2000 compared to 15.2% in the same period of the prior year. Improvements, as a percentage of revenue, were made in selling, general and administrative expenses, net interest income and income taxes. These improvements were offset by an increase in the cost of operations as a percentage of revenue.

Cost of operations increased in the nine month period ended September 30, 2000 to 73.7% of revenue compared to 70.5% in the same period of the prior year. The increase in cost of operations, as a percentage of revenue, was primarily due to lower margin revenue which was principally from larger, higher volume merchants who command and deserve lower transactional pricing. This lower margin revenue was primarily from the cross-selling of settlement processing to several higher volume EPS merchants and from bringing our off-line debit product in-house. The new lower margin revenue was partially offset by other operating costs such as payroll, depreciation and amortization and other certain operating costs, decreasing as a percentage of revenue.

Selling, general and administrative expenses decreased from $46.1 million in the nine months ended September 30, 1999 to $43.1 million in the same period of the current year. These expenses were down as higher salaries and wages were offset by lower legal and other expenses. As a result, selling, general and administrative expenses were 4.9% of revenue in the nine months ended September 30, 2000 versus 7.4% in the same period of the prior year, a decrease of 2.5% as a percentage of revenue.

Net interest income improved as a percentage of total revenue to 2.8% in the nine month period ended September 30, 2000 compared to 1.5% in the same period of the prior year. A principal source of additional interest income each year is the investment of available cash flow from operations in securities available for sale. Also approximately $61.7 million from the June 1999 offering of the Company's common stock was invested in securities available for sale. Increased transaction settlement volumes contributed to interest earned from overnight and short-term investments. These factors increased interest income by 75.8% in the nine month period ended September 30, 2000 over the same period of the prior year. Total long and short-term debt was reduced approximately $146 million in June 1999 from the proceeds of the June 1999 common stock offering. As a result, interest expense decreased 19.3% in the nine month period ended September 30, 2000 over the same period of the prior year. The combination of these factors increased net interest income as a percentage of revenue.

Excluding the pre-tax charges and tax component write-off, the tax rate decreased to 35.4% in the nine month period ended September 30, 2000 compared to 35.6% in the same period for the prior year.

                       CONCORD EFS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Liquidity and Capital Resources

In the nine months ended September 30, 2000, the Company generated cashflow of $203.0 million from operating activities. The Company also received $24.0 million in proceeds from Federal Home Loan Bank (FHLB) advances and $7.3 million from stock issued for exercises of options under the Company's stock option plan. Deposits increased $18.9 million. From cash provided from operating and financing activities, $103.8 million was invested in securities, net of sales and maturities, $42.8 million was invested through the Company's banking subsidiaries in loans, net of repayments, $52.3 million was disbursed on capital additions, and $25.5 million was spent to purchase merchant contracts. Long-term debt was reduced by $19.0 million. The capital additions were primarily for communications equipment, point-of-sale terminals, new computer equipment and capitalized software.

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

                       CONCORD EFS, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit 10 - Material Contracts - Agreement and Plan of Merger Among Concord EFS, Inc., Orion Acquisition Corporation and Star Systems, Inc.

    Exhibit 27 - Restated Financial Data Schedules

    Exhibit 99 - Other Financial Data - Unaudited Restated Income Statement Information

(b) Reports on Form 8-K

    On October 10, 2000, the Company filed a current report on Form 8-K, dated October 9, 2000 announcing an agreement to merge with Star Systems, Inc. of Maitland, Florida.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 CONCORD EFS, INC.



Date: November 14, 2000  By: /s/ Dan M. Palmer
                            ---------------------------
                             Dan M. Palmer
                             Chairman of the Board and
                             Chief Executive Officer



Date: November 14, 2000  By: /s/ Edward T. Haslam
                            ---------------------------
                             Edward T. Haslam
                             Chief Financial Officer