Form 10-K
period 2000-12-31
CONCORD EFS INC
filed 2001-04-02
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission file number 0-13848

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

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 16, 2001 was $10,511,553,446.

The number of shares of the registrant's Common Stock outstanding as of March 16, 2001 was 242,078,626.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission (SEC) sometimes "incorporate information by reference." This means that the company is referring you to information that was previously filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

o Information contained in our Annual Report to Stockholders for the year ended December 31, 2000, is incorporated by reference in response to Items 1, 5, 6, 7, 7A, and 8.

o Information contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2001 is incorporated by reference in response to Items 10, 11, 12, and 13.

                                CONCORD EFS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
Item No.                                                            Page
                                     PART I
1.   Business
       Overview                                                       1
       Operations by Business Segment                                 2
       Marketing and Customers                                        2
       Competition                                                    3
       Supervision and Regulation                                     4
       Executive Officers of Concord                                  6
       Employees                                                      7

2.   Properties                                                       6

3.   Legal Proceedings                                                8

4.   Submission of Matters to a Vote of Security Holders              8

                                     PART II
5.   Market for Registrant's Common Stock
       and Related Stockholder Matters                                8

6.   Selected Financial Data                                          9

7.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  9

7a.  Quantitative and Qualitative Disclosures About Market Risk       9

8.   Financial Statements and Supplementary Data                      9

9.   Changes In and Disagreements with Accountants
       on Accounting and Financial Disclosure                         9

                                    PART III
10.  Directors and Executive Officers                                10

11.  Executive Compensation                                          10

12.  Security Ownership of Certain Beneficial Owners
       and Management                                                10

13.  Certain Relationships and Related Transactions                  10

                                     PART IV
14.  Exhibits, Financial Statement Schedules and Reports             10
     on Form 8-K

Signatures                                                           13

PART I

Item 1. BUSINESS

Overview
Concord EFS, Inc. (Concord) is a vertically-integrated electronic transaction processor. Concord acquires, routes, authorizes, captures, and settles all types of non-cash payment transactions for retailers and financial institutions nationwide. Concord's primary activities consist of (1) Payment Services (previously called merchant card services), which provides payment processing for supermarkets, major retailers, petroleum dealers, convenience stores, trucking companies, and independent retailers; and (2) Network Services (previously called ATM services), which provides automated teller machine (ATM) processing, debit card processing, and debit network access for financial institutions.

Payment Services. Payment Services provides the systems and processing that allow retail clients to accept virtually any type of cashless payment, including all card types - credit, debit, electronic benefits transfer (EBT), fleet, prepaid, and automated clearing house (ACH) - and a variety of check-based options. We focus on providing payment processing services to selected segments, with specialized systems designed for supermarkets, gas stations, convenience stores, and restaurants. Payment Services also includes providing payment cards that enable drivers of trucking companies to purchase fuel and obtain cash advances at truck stops. Our services are completely turn-key, providing retailers with point of sale (POS) terminal equipment, transaction routing and authorization, settlement, funds movement, and sponsorship into all credit card associations (such as VISA and MasterCard) and major debit networks (such as STARsm, Pulse, and NYCE).

Early in 2000 we completed two acquisitions in the Payment Services area. On January 31, 2000, we completed our acquisition of National Payment Systems Inc. d/b/a Card Payment Systems (referred to in this Form 10-K as Card Payment Systems), a New York-based reseller of payment processing services. Card Payment Systems provides card-based payment processing services to independent sales organizations, which in turn sell those services to retailers. The acquisition was accounted for as a pooling of interests transaction in which we exchanged
6.2 million shares of our stock for all the outstanding shares of Card Payment Systems' common stock. We incurred acquisition costs of $0.8 million related to this transaction during the first quarter of 2000. On February 7, 2000 we completed our acquisition of Virtual Cyber Systems, Inc., an internet software development company. This acquisition, for which we paid approximately $2 million, was accounted for as a purchase transaction and was immaterial to our financial statements.

Network Services. Network Services include terminal driving and monitoring for ATMs, transaction routing and authorization via credit and debit network gateways, and real-time card management and authorization for on-line debit and signature debit cards. We also operate the switch that connects a coast-to-coast network of ATMs and POS locations that accept debit cards issued by our member financial institutions. Our network access services include transaction switching and settlement.

We recently expanded our debit network in our Network Services area through two acquisitions. On August 21, 2000, we completed our acquisition of Cash Station, Inc., a leading Midwest debit network based in Chicago, Illinois. The acquisition was accounted for as a pooling of interests transaction in which we exchanged approximately 2.5 million shares of our stock for all of the outstanding common stock of Cash Station. On February 1, 2001, we completed our acquisition of Star Systems, Inc. (STARsm), the nation's largest PIN-secured debit network, based in Maitland, Florida. The merger was accounted for as a pooling of interests transaction in which we exchanged approximately 24.8 million shares of our stock for all of STAR's outstanding common stock.

As a result of these two acquisitions, we also acquired a majority interest of 74% in Primary Payment Systems, Inc., a company providing risk management services to merchants and financial institutions. STAR and Cash Station own 67% and 7% of Primary Payment Systems, respectively.

An example of the vertical integration of our services is our ownership of two financial institutions, EFS National Bank and EFS Federal Savings Bank. These banks allow us to provide our merchants with bank sponsorship into credit and debit card associations and to own and deploy ATMs. Traditional banking activities such as lending and deposit-taking are also provided.

We seek to grow our Payment Services and Network Services businesses by providing a fully integrated range of transfer and processing services at competitive prices. The principal elements of our strategy include:

1) We focus our marketing efforts on industry segments that are moving rapidly to electronic commerce and therefore have above-market growth in the transactions that we process. We seek a diverse group of customers with low credit risk profiles.

2) We seek to be an efficient provider of electronic payment processing services through a combination of above-market transaction growth and downward management of operating cost per transaction.

3) We provide clients with complete outsourcing solutions, including designing equipment solutions, selling and leasing equipment, authorizing transactions, capturing information, directly participating in all major credit and debit card associations and networks, and effecting settlement of payment transactions and transfer of funds.

4) We use a balanced marketing approach through the use of internal marketing specialists, independent sales representatives, and independent sales organizations in an effort to efficiently provide broad access to new financial institution and merchant customers nationwide.

Operations by Business Segment

"Note Q - Operations By Business Segment," on pages 40 to 41 of our Annual Report to Stockholders for the year ended December 31, 2000 (Annual Report to
Stockholders) contains information about the relative contribution of our Payment Services and Network Services segments to our earnings and is incorporated herein by reference.

Marketing and Customers

Sales Approach. We market our services and products on a nationwide basis to supermarkets, gas stations, convenience stores, restaurants, independent retailers, debit networks, financial institutions, and trucking companies. We market both directly through our internal sales force and indirectly through independent sales organizations and their representatives. Our strategy is to use our in-house marketing expertise to target the large to mid-sized companies within these selected industries and to use the extensive market penetration of independent sales organizations to extend our sales reach into the small, independent firms nationwide.

Marketing Relationships. We have historically had success in marketing through key trade association relationships, such as our endorsement by the National Grocers Association as the recommended provider of electronic services to grocers and our partnership with the Food Marketing Institute to develop and promote new payment products to the supermarket industry. Management is committed to the cultivation of such trade association relationships and the development of arrangements with other service providers.

We are also an authorized issuer of payment cards and processor of card transactions with the major truck stop chains, which provides a substantial advantage in selling our card payment systems to trucking companies. Our relationships with the truck stop owners also afforded us an opportunity to place ATMs at truck stops, which in turn provided a further advantage in selling our integrated processing and banking services to trucking companies and truck drivers.

Our established presence in supermarket chains, grocery stores, convenience stores, and other small and mid-size retailers gives us an advantage in establishing relationships with EBT providers, whose benefits are primarily accessed at such retail locations.

Cross-Selling Opportunities. As an integrated services provider, we have natural cross-selling opportunities within our client base. We acquired Electronic
Payment Services in 1999, Cash Station in 2000, and STAR in 2001. These acquisitions collectively added 200,000 retail locations and 6,500 financial institution customers to our client base, affording us the opportunity to cross-sell settlement processing services to Electronic Payment Services' retail customers (who primarily received only authorization services from Electronic Payment Services) and to cross-sell ATM and card processing services to Cash
Station and STAR financial institutions (who currently use third-party processors).

Primary Offices. Our headquarters are located in Memphis,  Tennessee, with other
primary  offices  in  Maitland,   Florida;  Atlanta,  Georgia;  and  Wilmington,
Delaware. Our executive officers actively participate in our marketing efforts.

Competition

The business of electronic payment processing and settlement, check authorization programs, ATM processing, debit card processing, and fuel card and cash forwarding services are all highly competitive. Our principal competitors include national and major regional banks, local processing banks, non-bank processors, and other independent service organizations, some of which have substantially greater capital, management, marketing, and technological resources than those of Concord. We also compete with other electronic payment processing organizations and debit networks for growth opportunities. The recent trend of consolidation in the banking industry in the United States has resulted in fewer opportunities for merchant portfolio acquisitions, as many small banks have been acquired by large banks, some of which compete with us in the provision of processing services.

In our Payment Services segment, we compete against other companies who have a dominant share of each business. Management estimates that:

o the three largest payment processors, which we are not among, account for roughly 50% of the total credit and debit card sales volume;
o a single competitor accounts for well in excess of 50% of the total dollar volume of payment processing for the trucking industry; and
o another single competitor accounts for in excess of 50% of the total dollar volume of check verifications.

There can be no assurance that we will continue to be able to compete successfully with such competitors.

In our Network Services segment, management estimates that:

o the three largest ATM processors, of which we are the largest, process for approximately 24% of total ATMs in the U.S.; and
o Visa and MasterCard collectively account for approximately 60% of total annual POS switch transaction volume among the debit networks.

While we compete with VISA and MasterCard in our Network Services business, we are at the same time reliant on VISA and MasterCard for the authority to process transactions in the VISA and MasterCard systems. Moreover, VISA and MasterCard have existing products and rules which could make it difficult for us to compete against them on a level playing field, which could further increase VISA/MasterCard's dominance in the debit network access portion of the Network Services business.

In addition, the competitive pricing pressures that would result from any increase in competition could adversely affect our margins and may have a material adverse effect on our financial condition and results of operations.

We compete in terms of price, quality, speed, and flexibility in customizing systems to meet the particular needs of customers. We believe that we are one of the few fully-integrated suppliers of a broad range of hardware, processing, banking, and data compilation services for use in transactions at retail locations. We also believe that we are one of the few processors that operates a nationwide debit network, permitting us to offer end-to-end debit transaction processing services.

Supervision and Regulation

Concord and its subsidiaries are subject to a number of federal and state laws. Concord is a financial holding company and a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Board") under the Bank Holding Company Act of 1956, as amended, which is administered by the Board. As a financial holding company, Concord is subject to the Bank Holding Company Act, which generally prohibits it from

o directly or indirectly engaging in any activities other than banking, managing or controlling banks, and certain other activities that the Board deems to be financial in nature, incidental to such a financial activity or complementary to a financial activity; and

o acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of any company that is engaged in activities other than permissible financial activities, with certain exceptions.

For Concord to qualify as a financial holding company, its depository institution subsidiaries needed to have at least a "satisfactory" Community Reinvestment Act rating on their most recent examination, and Concord was required to certify that its depository institution subsidiaries are well capitalized and well managed. If any of its depository institution subsidiaries ceases to be well capitalized or well managed, Concord will be required to enter into an agreement with the Board to bring that depository institution into compliance with applicable capital and management requirements. During the period of noncompliance, the Board may impose limitations on the activities of Concord and its affiliates, and Concord may not directly or indirectly engage in, or acquire shares of a company engaged in, additional activities permissible for financial holding companies but not bank holding companies, without the Board's prior approval. In addition, the Board may require divestiture of Concord's depository institution subsidiaries if the capital or management deficiency persists. Also, if any of its depository institution subsidiaries fails to maintain a "satisfactory" rating under the Community Reinvestment Act, Concord may not directly or indirectly engage in, or acquire shares of a company engaged in, additional activities permissible for financial holding companies but not bank holding companies until the subsidiary depository institution improves its rating to at least a "satisfactory" rating.

Concord is required to file with the Board an annual report and such additional information which the Board may require. Concord also is required to obtain the prior approval of the Board before acquiring more than 5% of any class of voting stock of any bank that is not already controlled by Concord. The Board may examine Concord's and each of its subsidiaries' records, including a review of Concord's capital adequacy in relation to guidelines issued by the Board. The Board requires minimum capital levels as measured by three ratios: total capital to risk-weighted assets, tier one capital to risk-weighed assets, and tier one capital to average total assets. If the level of capital is deemed to be inadequate, the Board may restrict Concord's future expansion and operations and take certain other enforcement actions. The Board possesses cease and desist powers over Concord if, among other things, its actions or actions of its subsidiaries represent unsafe or unsound practices or violations of law.

Federal law also regulates transactions among Concord and its affiliates, including the amount of loans or investments that the Concord banking affiliates, EFS National Bank and EFS Federal Savings Bank, may make to non-bank affiliates and the amount of advances that each may make to third parties collateralized by an affiliate's securities. In addition, various federal and state laws and regulations regulate the operations of EFS National Bank and EFS Federal Savings Bank, including laws and regulations requiring reserves against deposits, limiting the nature and pricing of loans, and restricting investments and other activities. Concord's bank affiliates are also limited in the amount of dividends that they may declare. Prior regulatory approval must be obtained before declaring any dividends if the amount of capital, surplus, and retained earnings is below certain statutory limits.

EFS National Bank and EFS Federal Savings Bank also are generally prohibited from engaging in certain tie-in arrangements with their affiliates that condition the availability or price of their products and services on the customer also obtaining products or services from the affiliate or providing credit, property, or services to an affiliate.

As a national bank, EFS National Bank operates under the rules and regulations of the Office of the Comptroller of the Currency, which is its primary regulator. EFS Federal Savings Bank is also a member of the Federal Reserve System, subject to provisions of the Federal Reserve Act. As a federal savings bank, EFS Federal Savings Bank operates under the regulatory and supervisory jurisdiction of the Office of Thrift Supervision. The Federal Deposit Insurance Corporation insures the domestic deposits of both banks. Each bank also is subject to periodic examination by, and must make regularly scheduled reports of financial condition to, its respective regulatory agencies.

Concord's electronic funds transfer (EFT) services sold to financial institutions are regulated by certain state and federal banking laws. Material changes in federal or state regulation could increase Concord's cost of providing EFT services, change the competitive environment, or otherwise adversely affect Concord. Concord is not aware of any such change which is pending.

In addition to regulation by federal and state laws and governmental agencies, Concord is subject to the rules and regulations of the various credit card associations and debit networks, including requirements for equity capital commensurate with transaction processing dollar volume.


Executive Officers of Concord

The following table sets forth certain information concerning our executive officers as of March 16, 2001:

Name                                Age  Position(s)
- --------------------------------------------------------------------------------
Dan M. Palmer .....................  58  Chairman of the Board and Chief
                                         Executive Officer

Edward A. Labry III ...............  38  Director and President

Edward T. Haslam ..................  48  Chief Financial Officer

Vickie Brown ......................  47  Senior Vice President, Chief Operating
                                         Officer, EFS National Bank

Thomas J. Dowling .................  35  Senior Vice President and Chief
                                         Financial Officer, EFS National Bank

William E. Lucado .................  60  Senior Vice President, Chief Investment
                                         and Compliance Officer


Mr. Palmer has been a director of Concord since May 1987, and was appointed Chairman of the Board in 1991. He was named Chief Executive Officer of Concord in 1990, and Chief Executive Officer of EFS National Bank upon its formation in 1992. He joined Union Planters National Bank in 1982 and founded the bank's Electronic Fleet Systems (EFS) operation, which was later acquired by Concord. He continued as President and Chief Executive Officer of EFS following the acquisition in 1985.

Mr. Labry was named President of Concord EFS, Inc. and EFS National Bank in 1994. Mr. Labry joined Concord in 1984 as a salesman in Concord's trucking services division, assuming responsibility for all sales and marketing in that unit in 1987. In 1990, Mr. Labry was named chief marketing officer for all Concord companies, and was appointed senior vice president in 1991. He is a member of the international Advisory Councils for Visa and MasterCard, and serves as director on the board of MS Carriers.

Edward T. Haslam joined Concord in 1999. Previously, he was chief operating officer of Electronic Payment Services, Inc. (EPS). Prior positions during his 5-year tenure at EPS included chief financial officer and chief accounting officer. Mr. Haslam also held financial management positions at SEI Corporation and Manufacturers Hanover Financial Services, Inc.

Vickie Brown joined Concord in 1979 as an accountant. She served as Treasurer from 1982 through 1991, was elected Vice President in April 1985 and was elected Senior Vice President in 1991. Ms. Brown served as Chief Operating Officer of Concord Computing Corporation from 1990 through 1992. Ms. Brown has been Chief Operating Officer of EFS National Bank since 1997.

Thomas J. Dowling joined Concord in 1992 as Assistant Controller. He became Vice President and Controller of Concord in 1995 and Chief Financial Officer of Concord from 1998 to 2000, when Edward T. Haslam was appointed Chief Financial Officer of Concord. Mr. Dowling continues to serve as Chief Financial Officer of EFS National Bank. Prior to May 1992, he was a senior audit accountant and CPA at Ernst & Young LLP.

William E. Lucado joined Concord in 1991 as a Vice President. He was named Senior Vice President, Compliance Officer for EFS National Bank in 1992, and in 1994 he was elected Senior Vice President of Concord. In 1995, he was elected Senior Vice President, Investment Officer and Compliance Officer, Corporate Secretary and Director of EFS National Bank and other subsidiary companies. In 1996, he was elected Assistant Secretary of Concord, and in 1997 he was elected President of EFS Federal Savings Bank. He was named Chief Investment and Compliance Officer of Concord in 1998.

Employees

As of December 31, 2000, we employed 2,119 full and part-time personnel, including 520 data processing and technical employees, 995 in operations, and 604 in sales and administration. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain such employees. We have incentive agreements with our Chief Executive Officer and our President; however, we do not have any material employment contracts with any other employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be excellent.

Item 2. PROPERTIES

The following table sets forth certain information concerning our principal facilities:

                    Area in         Description/              Lease Expiration
Location          Square Feet      Business Segment            (if applicable)
- ---------------  ------------  ----------------------------  -------------------

Atlanta, GA          79,057    Offices and Operations,        Month-to-month
                                Payment Services
Bartlett, TN         14,580    Distribution Center and        October 15, 2004
                                Warehouse, Payment Services
Bartlett, TN          6,480    Operations and Warehouse,      August 15,2004
                                Payment Services
Chicago, IL          17,798    Corporate Offices and          December 31, 2007
                                Operations, Network Services
Columbia, SC          6,314    Offices, Network Services      August 31, 2004
Cordova, TN          48,119    Customer Service Center,       May 1, 2006
                                Payment Services
Cordova, TN           2,600    Federal Savings Bank Branch,   June 30, 2003
                                Payment Services
Eatonville, FL        6,750    Operations, Network Services   June 30, 2003
Elk Grove, IL        18,300    Operations, Payment Services   May 31, 2005
Ft. Wright, KY        3,902    Sales Office, Network Services September 30, 2003
Maitland, FL        119,589    Offices and Operations,        August 31, 2011
                                under construction,
                                Network Services
Maitland, FL         69,989    Offices and Operations,        May 31, 2003
                                Network Services
Maitland, FL         30,792    Corporate Offices              June 30, 2003
                                and Operations,
                                Network Services
Memphis, TN          50,910    Overall Corporate              September 30, 2003
                                Headquarters, Offices
                                and Operations,
                                Payment Services
Memphis, TN          14,691     Offices, Payment Services     December 31, 2003
Nashville, TN         3,730    Corporate Offices and          February 28, 2003
                                Operations, Payment Services
N. Olmsted, OH       36,627    Data Processing Center,        December 31, 2003
                                Network Services
Oakland, TN             800    Federal Savings Bank Branch,   April 30, 2001
                                Payment Services
Pittsburgh, PA        2,316    Sales Office,                  August 31, 2003
                                Network Services
Pleasanton, CA       10,083    Offices, Payment Services      October 31, 2003
Reston, VA            5,369    Offices, under construction,
                                Network Services              May 31, 2005
Reston, VA            8,760    Offices, Network Services      May 31, 2002
San Diego, CA        19,544    Offices and Operations,        February 28, 2003
                                Network Services
St. Louis, MO         2,239    Offices, Network Services      December 31, 2003
Wilmington, DE      107,500    Corporate Offices and          May 21, 2005
                                Operations, Network Services
Wilmington, DE       70,000    Data Processing Center and     not applicable
                                Operations, Network Services

We believe all facilities are adequate.

Item 3. LEGAL PROCEEDINGS

EFS National Bank has been named as a defendant in a purported class action lawsuit filed in September 2000 in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that certain of EFS National Bank's rate and fee changes were improper under Tennessee law due to allegedly deficient notice. The plaintiffs recently filed an amended complaint alleging that the class consists of at least 60,000 merchants who were subjected to the allegedly improper rate and fee changes. The amended complaint seeks damages in excess of $15 million as well as injunctive relief and unspecified punitive damages, treble damages, attorney fees and costs. A class action complaint with similar allegations has been filed in St. Charles County, Missouri. Although these matters are in the preliminary stages, EFS National Bank believes that the claims against it are without merit and intends to vigorously defend against all claims.

We are also a party to various routine lawsuits arising out of the conduct of our business, none of which are expected to have a material adverse effect upon our financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders in the fourth quarter of fiscal 2000.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on Concord's Common Stock and Related Stockholder Matters

     Information included under the caption "Market Value" on page 3 of our Annual Report to Stockholders is incorporated herein by reference.

Recent Issuances of Unregistered Securities

     In February 1999, in connection with its acquisition of Electronic Payment Services, Concord issued 45.1 million shares of its Common Stock, $0.33 1/3 par value per share, to the former stockholders of Electronic Payment Services in a transaction not registered under the Securities Act of 1933. The transaction was exempt from registration under Section 4(2) of the Securities Act. The unregistered shares were subsequently registered and resold in a transaction in June of 1999.

     In February 2001, in connection with its acquisition of STAR, Concord issued approximately 24.8 million shares of its Common Stock, $0.33 1/3 par value per share, to the former stockholders of STAR in a transaction not registered under the Securities Act of 1933. The transaction was exempt from registration under Section 4(2) of the Securities Act. Concord currently expects that it will engage in a disciplined process in 2001 to eliminate this stock overhang.

Item 6. SELECTED FINANCIAL DATA

     Information included under the caption "Financial Highlights" on page 2 of our Annual Report to Stockholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information included under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations" on pages 8 to 18 of our Annual Report to Stockholders is incorporated herein by reference.

Item 7 a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information included under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" on page 18 of our Annual Report to Stockholders is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements set forth below are included on pages 19 to 46 of our Annual Report to Stockholders and are incorporated herein by reference:

o    Report of Independent Auditors

o    Consolidated Balance Sheets as of December 31, 2000 and 1999

o Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

o Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

o Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

o    Notes to Consolidated Financial Statements as of December 31, 2000

Quarterly results of operations for the years ended December 31, 2000 and 1999 under the caption "Note U - Quarterly Financial Results (Unaudited)" on page 45 of the Annual Report to Stockholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information included under the captions "Election of Directors" and "Committees; Attendance" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 is incorporated herein by reference. See also the section captioned "Executive Officers of Concord" in Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Information included under the captions "Compensation of Directors," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation" and "Five Year Cumulative Stockholder Return" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information included under the caption "Beneficial Ownership of Common Stock" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information included under the caption "Certain Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) 1. FINANCIAL STATEMENTS

The following financial statements are incorporated by reference from pages 19 to 46 of our Annual Report to Stockholders for the fiscal year ended December 31, 2000, as provided in Item 8 hereof:

o    Report of Independent Auditors

o    Consolidated Balance Sheets as of December 31, 2000 and 1999


o Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

o Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

o Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

o    Notes to Consolidated Financial Statements as of December 31, 2000

Quarterly results of operations for the years ended December 31, 2000 and 1999 under the caption "Note U - Quarterly Financial Results (Unaudited)" on page 45 of the Annual Report to Stockholders are incorporated herein by reference.


2.  FINANCIAL STATEMENT SCHEDULES

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.


3.  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND PARAGRAPH (C) BELOW

See response to Item 14(c) below.

(b) Reports on Form 8-K

A report on Form 8-K was filed on October 10, 2000 reporting that Concord entered into an Agreement and Plan of Merger dated as of October 6, 2000 with Star Systems, Inc. and Orion Acquisition Corp.

(c) Exhibits

 Exhibit Nos.

     2.1 Agreement and Plan of Merger among Concord EFS, Inc., CEFT, Inc. and Electronic Payment Services, Inc., dated as of November 20, 1998, is incorporated herein by reference to Exhibit 2.1 to the current report on Form 8-K (File No. 000-13848), filed on March 10, 1999.

     2.2 Agreement and Plan of Merger among Concord EFS, Inc., Orion Acquisition Corp. and Star Systems, Inc., dated as of October 6, 2000, is incorporated herein by reference to Exhibit 10 to Concord's quarterly report on Form 10-Q (File No. 000-13848), filed on November 14, 2000.

     3.1  Restated   Certificate  of  Incorporation  of  Concord  EFS,  Inc.  is
          incorporated herein by reference to Exhibit 4.1 to Concord's registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

     3.2 Certificate of Amendment to the Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit
          3.3 to amendment No. 2 to Concord's registration statement on Form S-3 (File No. 333-77829), filed on June 14, 1999.

     3.3 Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord's registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

     10.1 Concord EFS, Inc. 1993 Incentive Stock Option Plan, as amended and restated, is incorporated herein by reference to Exhibit 99.1 to Concord's registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

     10.2 Electronic Payment Services, Inc. 1995 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 99.1 to Concord's registration statement on Form S-8 (File No. 333-74213), filed on March 10, 1999.

     10.3 Star Systems, Inc. 2000 Equity Incentive Plan is incorporated herein by reference to Exhibit 99.1 to Concord's registration statement on Form S-8 (File No. 333-56066), filed on February 23, 2001.

     10.4*Incentive Agreement between Concord EFS, Inc. and Dan M. Palmer, dated as of February 26, 1998, is incorporated herein by reference to
          Exhibit 10.3 to Concord's annual report on Form 10-K (File No. 000-13848), filed on April 1, 1999.

     10.5*Incentive  Agreement  between  Concord  EFS,  Inc. and Edward A. Labry
          III, dated as of February 26, 1998, is incorporated herein by reference to Exhibit 10.2 to Concord's annual report on Form 10-K (File No. 000-13848), filed on April 1, 1999.

     10.6*Employment   Agreement  between  H&S  Holding  Company  (renamed  Star
          Systems, Inc.) and Ronald V. Congemi, dated as of March 1, 1999, and amendment thereto between Star Systems, Inc., Concord EFS, Inc. and Ronald V. Congemi, dated October 6, 2000.

     10.7*Agreement  Terminating  Salary  Continuation  Agreement  between  Star
          Systems, Inc., Concord EFS, Inc. and Ronald V. Congemi, dated October 6, 2000.

     10.8*Star Nonqualified  Deferred Compensation Plan, effective as of January
          1, 2000.

     11 Statement Regarding Computation of Per Share Earnings is incorporated herein by reference to Concord's Annual Report to Stockholders for the year ended December 31, 2000, filed herewith as Exhibit 13, Notes to Consolidated Financial Statements, Note N.

     13   Annual Report to Stockholders for the year ended December 31, 2000.

     20   Notice of Annual Meeting of Stockholders.

     21   List of Subsidiaries.

     23   Consent of Independent Auditors.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

(d) Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Concord EFS, Inc.

By:/s/ Dan M. Palmer
   -----------------
     Dan M. Palmer Chairman of
      the Board of Directors
      and Chief Executive Officer

Date: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                        Date
- -------------------------   -----------------------------      --------------
/s/ Dan M. Palmer           Chairman of the Board              March 30, 2001
Dan M. Palmer                 of Directors and Chief
                              Executive Officer
                              (Principal Executive Officer)

/s/ Edward T. Haslam        Chief Financial Officer            March 30, 2001
Edward T. Haslam               (Principal Financial and
                               Accounting Officer)

/s/ Edward A. Labry         President                          March 30, 2001
Edward A. Labry III           and Director

/s/ Richard M. Harter       Director and Secretary             March 30, 2001
Richard M. Harter

/s/ Douglas C. Altenbern    Director                           March 30, 2001
 Douglas C. Altenbern

/s/ J. Richard Buchignani   Director                           March 30, 2001
J. Richard Buchignani

/s/ Ronald V. Congemi       Director                           March 30, 2001
Ronald V. Congemi

/s/ Richard P. Kiphart      Director                           March 30, 2001
Richard P. Kiphart

/s/ Jerry D. Mooney         Director                           March 30, 2001
Jerry D. Mooney

/s/ Paul L. Whittington     Director                           March 30, 2001
Paul L. Whittington

                        CONCORD EFS, INC AND SUBSIDIARIES

                          FORM 10-K LISTING OF EXHIBITS


  Exhibit Nos.


2.1 Agreement and Plan of Merger among Concord EFS, Inc., CEFT, Inc. and Electronic Payment Services, Inc., dated as of November 20, 1998, is incorporated herein by reference to Exhibit 2.1 to the current report on Form 8-K (File No. 000-13848), filed on March 10, 1999.

2.2 Agreement and Plan of Merger among Concord EFS, Inc., Orion Acquisition Corp. and Star Systems, Inc., dated as of October 6, 2000, is incorporated herein by reference to Exhibit 10 to Concord's quarterly report on Form 10-Q (File No. 000-13848), filed on November 14, 2000.

3.1 Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.1 to Concord's registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 3.3 to amendment No. 2 to Concord's registration statement on Form S-3 (File No. 333-77829), filed on June 14, 1999.

3.3 Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord's registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

10.1 Concord EFS, Inc. 1993 Incentive Stock Option Plan, as amended and restated, is incorporated herein by reference to Exhibit 99.1 to Concord's registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

10.2 Electronic Payment Services, Inc. 1995 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 99.1 to Concord's registration statement on Form S-8 (File No. 333-74213), filed on March 10, 1999.

10.3 Star Systems, Inc. 2000 Equity Incentive Plan is incorporated herein by reference to Exhibit 99.1 to Concord's registration statement on Form S-8 (File No. 333-56066), filed on February 23, 2001.

10.4*Incentive Agreement between Concord EFS, Inc. and Dan M. Palmer, dated as of February 26, 1998, is incorporated herein by reference to Exhibit 10.3 to Concord's annual report on Form 10-K (File No. 000-13848), filed on April 1, 1999.

10.5*Incentive Agreement between Concord EFS, Inc. and Edward A. Labry III, dated as of February 26, 1998, is incorporated herein by reference to
     Exhibit 10.2 to Concord's annual report on Form 10-K (File No. 000-13848), filed on April 1, 1999.

10.6*Employment  Agreement  between H&S Holding  Company  (renamed Star Systems,
     Inc.) and Ronald V. Congemi, dated as of March 1, 1999, and amendment thereto between Star Systems, Inc., Concord EFS, Inc. and Ronald V. Congemi, dated October 6, 2000.

10.7*Agreement  Terminating Salary Continuation  Agreement between Star Systems,
     Inc., Concord EFS, Inc. and Ronald V. Congemi, dated October 6, 2000.

10.8*Star Nonqualified  Deferred  Compensation Plan,  effective as of January 1,
     2000.

11 Statement Regarding Computation of Per Share Earnings is incorporated herein by reference to Concord's Annual Report to Stockholders for the year ended December 31, 2000, filed herewith as Exhibit 13, Notes to Consolidated Financial Statements, Note N.

13   Annual Report to Stockholders for the year ended December 31, 2000.

20   Notice of Annual Meeting to Stockholders.

21   List of Subsidiaries.

23   Consent of Independent Auditors.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.