Form 10-Q
period 2001-03-31
CONCORD EFS INC
filed 2001-05-15
CIK 740112

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.
      For the quarterly period ended March 31, 2001
                                       OR
  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from ____________ to _______________

  Commission file number 0-13848

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

                               _________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

The number of shares of the registrant's Common Stock, $0.33 1/3 par value, outstanding as of April 30, 2000 was 242,319,486.

                      CONCORD EFS, INC. AND SUBSIDIARIES


                                     INDEX



                                                                      Page No.
                                                                      --------
PART I - Financial Information

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of March 31, 2001
    and December 31, 2000                                                 1

  Condensed Consolidated Statements of Income for Three Months
    ended March 31, 2001 and March 31, 2000                               2

  Condensed Consolidated Statements of Cash Flows for
    Three Months ended March 31, 2001 and March 31, 2000                  3

  Notes to Condensed Consolidated Financial Statements                    4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    11

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                            17

PART II - Other Information

Item 1: Legal Proceedings                                                18

Item 2: Changes in Securities and Use of Proceeds                        18

Item 6: Exhibits and Reports on Form 8-K                                 19


Signatures                                                               20

                      CONCORD EFS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                  March 31    December 31
                                                    2001         2000
                                                 ------------------------
                                                    (in thousands)
Assets
Current assets
 Cash and cash equivalents                       $  224,379    $  231,762
 Securities available for sale                      706,733       649,425
 Accounts receivable, net                           238,248       307,756
 Inventories                                         17,218        15,087
 Prepaid expenses and other current assets           24,171        22,125
 Deferred income taxes                                4,013         6,732
                                                 ----------    ----------
          Total current assets                    1,214,762     1,232,887

Loans, net                                           84,329        78,654
Property and equipment, net                         219,625       214,662
Goodwill, net                                       147,525       150,049
Other intangible assets, net                         78,449        75,644
Other assets                                          8,623         9,769
                                                 ----------    ----------
          Total assets                           $1,753,313    $1,761,665
                                                 ==========    ==========
Liabilities and stockholders' equity
Current liabilities
 Accounts payable and other liabilities          $  217,421    $  296,980
 Deposits                                           124,725       125,834
 Accrued liabilities                                 40,314        48,307
 Accrued restructuring charges                       91,531         3,410
 Income taxes payable                                11,388             -
 Current maturities of long-term debt                     -         3,357
                                                 ----------    ----------
          Total current liabilities                 485,379       477,888

Long-term debt                                      111,562       109,911
Deferred income taxes                                12,785        31,871
Other liabilities                                     6,604         6,412
                                                 ----------    ----------
          Total liabilities                         616,330       626,082
                                                 ----------    ----------

Commitments and contingent liabilities                    -             -
Minority interest in subsidiary                       3,225         3,052
                                                 ----------    ----------
Stockholders' equity
 Common stock                                        80,758        80,485
 Other stockholders' equity                       1,053,000     1,052,046
                                                 ----------    ----------
          Total stockholders' equity              1,133,758     1,132,531
                                                 ----------    ----------
     Total liabilities and stockholders' equity  $1,753,313    $1,761,665
                                                 ==========    ==========


           See Notes to Condensed Consolidated Financial Statements.

                      CONCORD EFS, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income

                                            Three months ended
                                                 March 31
                                          2001            2000
                                          -----------------------
                                              (in thousands,
                                          except per share data)
Revenue                                   $375,638      $302,917
Cost of operations                         270,268       222,515
Selling, general and
  administrative expenses                   23,812        21,837
Acquisition and
  restructuring charges                    125,362           776
                                          --------      --------
             Operating Income (Loss)       (43,804)       57,789

Other income (expense):
Interest income                             15,482         9,893
Interest expense                            (3,123)       (2,416)
                                          --------      --------
      Income (Loss) Before Taxes and
                   Minority Interest       (31,445)       65,266

Income taxes (benefit)                      (5,626)       23,608
                                          --------      --------
                Income (Loss) Before
                   Minority Interest       (25,819)       41,658

Minority interest in
  net income of subsidiary                     173           146
                                          --------      --------
                   Net Income (Loss)      $(25,992)     $ 41,512
                                          ========      ========
Pro forma provision
  for income taxes                               -           260
                                          --------      --------
         Pro forma Net Income (Loss)      $(25,992)     $ 41,252
                                          ========      ========
Per Share Data:
 Basic and proforma basic
   earnings (loss) per share              $  (0.11)     $   0.17
                                          ========      ========
 Diluted and proforma diluted
  earnings (loss) per share               $  (0.11)     $   0.17
                                          ========      ========
Average shares outstanding:
 Basic shares                              241,664       238,636
                                          ========      ========
 Diluted shares                            241,664       244,748
                                          ========      ========

See Notes to Condensed Consolidated Financial Statements.

                      CONCORD EFS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                                  Three months ended
                                                       March 31
                                                  2001          2000
                                                ----------------------
                                                   (in thousands)
Operating activities
 Net cash provided by operating activities      $  69,563     $ 58,576

Investing activities
 Acquisition of securities
  available for sale                             (172,411)     (69,538)
 Proceeds from sales of securities
  available for sale                              110,784       29,325
 Proceeds from maturity of securities
  available for sale                               15,532        9,763
 Purchases of loans                                (9,417)     (15,072)
 Acquisition of property and equipment            (23,843)     (19,035)
 Purchased merchant contracts                      (7,490)      (6,661)
 Other investing activity                           1,629       (4,298)
                                                ----------------------
   Net cash used in investing activities          (85,216)     (75,516)

Financing activities
 Net increase (decrease) in deposits               (1,109)       1,472
 Repayment under credit agreement (net)           (14,706)           -
 Proceeds from notes payable                       13,000        6,000
 Payments on notes payable                              -       (7,808)
 Proceeds from exercise of stock options           11,085          420
 Activity by pooled subsidiaries                        -       (2,905)
                                                ----------------------
Net cash provided by financing activities           8,270       (2,821)
                                                ----------------------
Net decrease in cash and cash equivalents          (7,383)     (19,761)
Cash and cash equivalents
 at beginning of year                             231,762      173,099
                                                ----------------------
Cash and cash equivalents at end of Quarter     $ 224,379     $153,338
                                                ======================

See Notes to Condensed Consolidated Financial Statements.

                      CONCORD EFS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Concord EFS, Inc. and Subsidiaries (Concord) current report on Form 8-K/A filed April 16, 2001 for the year ended December 31, 2000.

Nature of Operations: Concord is a vertically-integrated electronic transaction processor. Concord acquires, routes, authorizes, captures, and settles all types of non-cash payment transactions for retailers and financial institutions nationwide. Concord's primary activities consist of (1) Payment Services, which provides payment processing services for credit card, debit card, and electronic benefits transfer card transactions for retailers; and (2) Network Services, which provides network and ATM processing services for financial institutions.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of Concord and its subsidiaries after elimination of all material intercompany balances and transactions.

Business Combinations: The condensed consolidated financial statements have been restated for all transactions accounted for as poolings of interests to combine the financial position, results of operations, and cash flows of the respective companies for all periods presented. Transactions accounted for under the purchase method of accounting reflect the net assets of the acquired company at fair value on the date of acquisition, and the excess of the purchase price over fair value of the assets is recorded as goodwill. The results of operations of the purchased company are included since the date of acquisition.

Reclassification: Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

                      CONCORD EFS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001


Note B - Business Combinations

On February 1, 2001, Concord acquired STAR, a debit network. The acquisition was accounted for as a pooling of interests transaction in which Concord issued approximately 24.8 million shares of its common stock.

On August 21, 2000 Concord acquired Cash Station, Inc., a debit network. The acquisition was accounted for as a pooling of interests transaction in which Concord issued 2.5 million shares of its common stock.

On January 31, 2000 Concord acquired National Payment Systems Inc. d/b/a Card Payment Systems, a reseller of payment processing services. The acquisition was accounted for as a pooling of interests transaction in which Concord issued 6.2 million shares of its common stock.

The following table presents selected financial information split among Concord, Card Payment Systems, Cash Station, and STAR:

                                        Three months ended
                                             March 31
                                        2001          2000
                                      ----------------------
                                          (in thousands,
                                      except per share data)
Revenue:
 Concord                              $360,766      $253,721
 Card Payment Systems (1)                    -         4,047
 Cash Station (2)                            -         4,676
 STAR (3)                               15,396        42,144
 Intercompany eliminations (4)            (524)       (1,671)
                                      ----------------------
 Combined revenue                     $375,638      $302,917
                                      ======================
Pro forma net income (loss):
 Concord                               (28,920)       36,939
 Card Payment Systems (1)                    -           650
 Cash Station (2)                            -           329
 STAR (3)                                2,928         3,594
 Pro forma provision
  for Card Payment Systems
  income taxes (5)                           -          (260)
                                      ----------------------
 Combined net income (loss)           $(25,992)     $ 41,252
                                      ======================
Pro forma basic earnings (loss)
 per share combined                   $  (0.11)     $   0.17
                                      ======================
Pro forma diluted earnings (loss)
 per share combined                   $  (0.11)     $   0.17
                                      ======================

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


(1) The 2000 amounts reflect the results of Card Payment Systems operations from January 1, 2000 through January 31, 2000 (unaudited). Results of operations from the effective merger date of February 1, 2000 are included in Concord amounts.

(2) The 2000 amounts reflect the results of Cash Station operations from January 1, 2000 through March 31, 2000 (unaudited). Results of operations from the effective merger date of July 1, 2000 are included in Concord amounts.

(3) The 2001 amounts reflect the results of STAR operations from January 1, 2001 through January 31, 2001. Results of operations from February 1, to March 31, 2001 are included in Concord amounts.

(4)  All material activity between Concord and STAR has been eliminated.

(5) The results of operations include pro forma income taxes that would have been required if Card Payment Systems had been a taxable corporation. The former owners of Card Payment Systems were responsible for income taxes for the periods prior to the merger.

Concord owns a majority interest in Primary Payment Systems, Inc., a risk management service, as a result of Concord's acquisitions of STAR and Cash Station. Primary Payment Systems is immaterial to Concord's financial statements.

On February 7, 2000 Concord acquired Virtual Cyber Systems, Inc., an Internet software development company. The acquisition of Virtual Cyber
Systems, for which Concord paid approximately $2.0 million, was accounted for as a purchase transaction and was immaterial to Concord's financial statements.

Acquisition and restructuring charges were $125.4 million for the three months ended March 31, 2001. The expenses and charges are a result of a company-wide consolidation plan to address areas of operating redundancies created by our recent acquisitions. The plan includes consolidation of data centers and other facilities to eliminate redundancies, the reassignment or termination of certain employees timed to coincide with the integration of redundant processing platforms and the functional integration of the STAR organization into Concord. The charges include $63.9 million for combining various processing platforms, $16.0 million for the consolidation of duplicate products and internal systems, $15.6 million for accounting, legal and advisory fees, and $19.1 million for the termination of certain data center services contracts. In connection with the consolidation plan, Concord expects to eliminate approximately 250 positions, 73 of which have been eliminated as of March 31, 2001. The individual components of the expenses and charges are listed below. As of March 31, 2001, $89.3 million of these expenses were accrued but unpaid.

As of March 31, 2001, expenses of $2.2 million, primarily related to Cash Station network deconversion costs, were accrued but unpaid.

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note B - Business Combinations, continued

The following table details the activity in the restructuring charge accrual by category, in millions:

                                                    2001
                                                   Expenses
                            Cash or    Balance    & Charges                 Balance
Description                Non-cash   12/31/00     Accrued     Activity     3/31/01
------------------------------------------------------------------------------------
2000:
Compensation
 and severance              Cash      $ 1.0      $   -           $ 0.8       $ 0.2

Network de-conversion
 costs                      Cash        2.4          -             0.4         2.0

2001:
Office closings and
 operational
  deconversions             Cash          -        63.9            3.1        60.8

Duplicate or abandoned
 products & systems         Cash          -         4.4            0.7         3.7

Duplicate or abandoned
 products & systems         Non-cash      -        11.6            5.9         5.7

Advisory, legal, &
 accounting                 Cash          -        15.6           15.0         0.6

Contract
 terminations               Cash          -        19.1            8.7        10.4

Compensation
 and severance              Cash          -         9.8            2.0         7.8

Other                       Non-cash      -         1.0            0.7         0.3
                                     ---------------------------------------------
                                     $  3.4      $125.4         $ 37.3      $ 91.5
                                     =============================================

                       CONCORD EFS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note C - Comprehensive Income (Loss)

Total comprehensive income (loss) was ($18,886) and $41,666, in thousands, for the three months ended, March 31, 2001 and 2000, respectively. Comprehensive income includes net income and the change in the unrealized gain or loss on securities available for sale arising during the period.

Note D - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                         Three months ended March 31
                                             2001           2000
                                         -------------  ------------
                                            (in thousands, except
                                                 per share data)
Numerator:
 Net income (loss)                            ($ 25,992)  $ 41,512
                                              =========   ========
Denominator:
 Denominator for basic earnings
  per share, weighted-average shares            241,664    238,636
 Effect of dilutive employee
  stock options                                       -      6,112
                                              ---------   --------
 Denominator for diluted earnings per
  share-adjusted weighted-average
  shares and assumed conversions                241,664    244,748
                                              =========   ========
Basic (loss) earnings per share                  ($0.11)  $   0.17
                                              =========   ========
Diluted (loss) earnings per share                ($0.11)  $   0.17
                                              =========   ========

Excluding acquisition costs and restructuring charges and related taxes, diluted earnings per share for the three month period ended March 31, 2001 and 2000 were $0.24 and $0.17, respectively.

Earnings per share and related per share data have been restated to reflect all stock splits.

                      CONCORD EFS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001


Note E - Operations by Business Segment

Payment Services provides the systems and processing that allow retail clients to accept virtually any type of cashless payment, including all card types-credit, debit, electronic benefits transfer (EBT), fleet, prepaid and automated clearing house (ACH) -- and a variety of check-based options. Payment Services also includes providing payment cards that enable drivers of trucking companies to purchase fuel and obtain cash advances at truck stops.

Network Services includes terminal driving and monitoring for ATMs, transaction routing and authorization via credit and debit network gateways, and real-time card management and authorization for online debit and signature debit cards. We also operate the switch that connects a coast to coast network of ATMs and POS locations that accept debit cards issued by our member financial institutions. Our network access services include transaction switching and settlement.

Industry segment information, in thousands, for the three months ended March 31, 2001 and 2000 is presented below.

                               Payment     Network
                               Services    Services     Other      Total
                              ----------  ----------  ---------  ----------
2001
  Revenue                     $ 227,860   $ 147,778   $      -   $ 375,638
  Cost of operations           (185,839)    (84,429)         -    (270,268)
  Selling, general &
    administrative expenses           -           -    (23,812)    (23,812)
  Acquisition &
    restructuring charges       (21,787)   (103,575)         -    (125,362)
  Taxes & interest, net               -           -     17,985      17,985
  Minority interest
    in subsidiary                     -           -       (173)       (173)
                              --------------------------------------------
  Net income (loss)           $  20,234   $ (40,226)  $ (6,000)  $ (25,992)
                              ============================================
2000
  Revenue                     $ 190,397   $ 112,520   $      -   $ 302,917
  Cost of operations           (150,821)    (71,694)         -    (222,515)
  Selling, general &
    administrative expenses           -           -    (21,837)    (21,837)
  Acquisition &
    restructuring charges          (776)          -          -        (776)
  Taxes & interest, net               -           -    (16,131)    (16,131)
  Minority interest
    in subsidiary                     -           -       (146)       (146)
                              --------------------------------------------
Net income (loss)             $  38,800   $  40,826   $(38,114)  $  41,512
                              ============================================

                      CONCORD EFS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001

Note F - Subsequent Event

In April 2001 Concord increased its ownership position in Primary Payment Systems to 85% through the purchase of newly issued shares, which largely funded Primary Payment Systems' acquisition of Wally Industries, Inc. (doing business as WJM Technologies). The incremental investment was not material to Concord's financial statements.

                      CONCORD EFS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                March 31, 2001

You should read the following discussion together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements which are included in this report. This management's discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs about future events. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including those set forth in this paragraph. Important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to, (i) the loss of key personnel or inability to attract additional qualified personnel, (ii) risks related to acquisitions (including the acquisition of Star Systems, Inc.), (iii) changes in card association rules, products, or practices,
(iv) changes in card association fees, (v) restrictions on surcharging or a decline in the deployment of automated teller machines, (vi) dependence on VISA and MasterCard registrations, (vii) the credit risk of merchant customers,
(viii) susceptibility to fraud at the merchant level, (ix) increasing competition, (x) the loss of key customers, (xi) continued consolidation in the banking and retail industries, (xii) changes in rules and regulations governing financial institutions, (xiii) the inability to remain current with rapid technological change, (xiv) dependence on third-party vendors, (xv) the imposition of additional state taxes, (xvi) the adverse impact of shares eligible for future sale, (xvii) volatility of our common stock price, and (xviii) changes in interest rates. These forward-looking statements involve substantial risks and uncertainties which we believe are within the meaning of the Private Litigation Reform Act of 1995. Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur. See the cautionary statements included as Exhibit 99 to the Form 10-Q for the quarter ended March 31, 1999 filed on May 11, 1999 for a more detailed discussion of the foregoing and other factors.

Overview

Concord EFS, Inc. is a vertically-integrated electronic transaction processor. We acquire, route, authorize, capture, and settle all types of non-cash payment transactions for retailers and financial institutions nationwide. Our primary activities consist of Payment Services, which provides payment processing for supermarkets, major retailers, petroleum dealers, convenience stores, trucking companies, and independent retailers, and Network Services, which provides automated teller machine (ATM) processing, debit card processing, and nationwide debit network access for financial institutions.

Payment Services provides the systems and processing that allow retail clients to accept virtually any type of cashless payment, including all card types-credit, debit, electronic benefits transfer (EBT), fleet, prepaid and automated

                      CONCORD EFS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                March 31, 2001


Overview, continued

clearing house (ACH) -- and a variety of check-based options. We focus on providing payment processing services to selected segments, with specialized systems designed for supermarkets, gas stations, convenience stores, and restaurants. Payment Services also includes providing payment cards that enable drivers of trucking companies to purchase fuel and obtain cash advances at truck stops. Our services are completely turn-key, providing retailers with point of sale (POS) terminal equipment, transaction routing and authorization, settlement, funds movement, and sponsorship into all credit card associations (such as VISA and MasterCard) and major debit networks (such as STARsm, Pulse, and NYCE).

Early in 2000 we completed two acquisitions in the Payment Services area. On January 31, 2000 we completed our acquisition of National Payment Systems Inc. d/b/a Card Payment Systems, a New York-based reseller of payment processing services. Card Payment Systems provides card-based payment processing services to independent sales organizations (ISOs), which in turn sell those services to retailers. The acquisition was accounted for as a pooling of interests transaction in which we exchanged 6.2 million shares of our stock for all the outstanding shares of Card Payment Systems' common stock. We incurred acquisition costs of $0.8 million related to this transaction during the first quarter of 2000. On February 7, 2000 we completed our acquisition of Virtual Cyber Systems, Inc., an Internet software development company. This acquisition, for which we paid approximately $2.0 million, was accounted for as a purchase transaction and was immaterial to our financial statements.

Network Services includes terminal driving and monitoring for ATMs, transaction routing and authorization via credit and debit network gateways, and real-time card management and authorization for online debit and signature debit cards. We also operate the switch that connects a coast to coast network of ATMs and POS locations that accept debit cards issued by our member financial institutions. Our network access services include transaction switching and settlement.

We recently expanded our debit network in our Network Services area through two acquisitions. On August 21, 2000 we completed our acquisition of Cash Station, Inc., a leading Midwest debit network based in Chicago, Illinois. The acquisition was accounted for as a pooling of interests transaction in which we exchanged approximately 2.5 million shares of our stock for all of the outstanding common stock of Cash Station. On February 1, 2001 we completed our acquisition of Star Systems, Inc. (STAR), the nation's largest PIN-secured debit network, based in Maitland, Florida. The merger was accounted for as a pooling of interests transaction in which we exchanged approximately 24.8 million shares of our stock for all of STAR's outstanding common stock.

We believe the STAR acquisition lays the foundation for important growth opportunities in the future for our Network Services segment. Our debit network which is comprised of our STAR, MAC, and Cash Station networks, now has 6,500 financial institution members with 124 million cards. Consumers carrying these cards have access to their deposit accounts at approximately 180,000 ATMs and

                      CONCORD EFS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                March 31, 2001


Overview, continued

720,000 POS locations nationwide. We believe that this national network of cards and terminals provides the critical mass necessary to bring new products to the financial services industry, including person-to-person payments, check electronification, and secure debit payment on the Internet. We also own a majority interest in Primary Payment Systems, Inc., a company providing deposit risk management services to merchants and financial institutions.

An example of the vertical integration of our services is our ownership of two financial institutions, EFS National Bank and EFS Federal Savings Bank. These banks allow us to provide our merchants with bank sponsorship into credit and debit card associations, and to own and deploy ATMs. They also provide traditional banking activities such as lending and deposit-taking.

Restatement of Historical Financial Information

The financial information presented below and elsewhere in this report has been restated for the results of STAR in accordance with the pooling of interests method of accounting for business combinations. The financial information includes the financial position, operating results, and cash flows of STAR for all periods presented.

Components of Revenue and Expenses

Payment Services and Network Services are our two reportable business segments. These business units are managed separately because they offer distinct products for different end users. All of our revenue is attributed to the United States, and no single customer of Concord accounts for a material portion of our revenue. Over 75% percent of our total revenue is tied to contracts with terms of between three and five years.

The majority of our revenue (60.7% and 62.9% for three month period ended March 31, 2001 and 2000) is generated from fee income related to Payment Services. Revenue from Payment Services primarily includes discount fees charged to merchants, which are a percentage of the dollar amount of each credit card transaction we process, as well as a flat fee per transaction. The discount fee is negotiated with each merchant and typically constitutes a bundled rate for the transaction authorization, processing, settlement and funds transfer services we provide. The balance of Payment Services revenue is derived from transaction fees for processing debit card and EBT card transactions, check verification and authorization services, and sales of POS terminals. We recognize this revenue at the time of the transaction.

The other principal component of our revenue derives from Network Services (39.3% and 37.1% for three month period ended March 31, 2001 and 2000). Network Services revenue consists of processing fees for driving and monitoring ATMs, processing fees for managing debit card records, and access and switching fees for network access. We recognize this revenue at the time of the transaction.

                      CONCORD EFS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                March 31, 2001

Components of Revenue and Expenses, continued

The following table is a listing of revenue by segment for the periods indicated:

                                          Three months ended March 31
                                           2001                2000
                                          ---------------------------
                                                 (in millions)
     Payment Services                     $227.8              $190.4
     Network Services                      147.8               112.5
                                          ------              ------
     Total                                $375.6              $302.9
                                          ======              ======

Cost of operations includes all costs directly attributable to our providing services to our customers. The most significant component of cost of operations is interchange and assessment fees, which are amounts charged by the credit and debit associations. Interchange and assessment fees are billed primarily as a percentage of dollar volume processed and, to a lesser extent, as a transaction fee. Cost of operations also includes telecommunications costs, personnel costs, occupancy costs, depreciation, the cost of equipment leased and sold, the cost of operating our debit network, and other miscellaneous merchant supplies and services expenses. We strive to maintain a highly efficient operational structure, which includes efficient marketing, volume purchasing arrangements with equipment and communications vendors, and direct membership by our subsidiary, EFS National Bank, in bank card associations and major debit networks.

The following table lists cost of operations by segment for the periods indicated:

                                          Three months ended March 31
                                           2001                2000
                                          ---------------------------
                                                 (in millions)
     Payment Services                     $185.9              $150.8
     Network Services                       84.4                71.7
                                          ------              ------
     Total                                $270.3              $222.5
                                          ======              ======

Our selling, general and administrative expenses include certain salaries and wages and other general administrative expenses (including certain amortization costs). These costs are not allocated to the reportable segments.

                      CONCORD EFS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                March 31, 2001


Results of Operations

The following table shows, for the periods indicated, the percent of revenue represented by certain items on our consolidated statements of income:



                                Three months ended March 31
                                      2001         2000
                                ---------------------------
   Revenue                           100.0%       100.0%
   Cost of operations                 71.9         73.5
   Selling, general and
     administrative expenses           6.3          7.2
   Acquisition and
     restructuring charges            33.5          0.3
                                     -----        -----
   Operating income (loss)           (11.7)        19.0
   Interest income, net                3.3          2.5
                                     -----        -----
   Income (loss) before taxes         (8.4)        21.5
   Income taxes (benefit)             (1.5)         7.8
                                     -----        -----
   Net income (loss)                  (6.9%)       13.7%
                                     =====        =====


Three months ended March 31, 2001 compared to 2000

Revenue increased 24.0% to $375.6 million in 2001 from $302.9 million in 2000. In 2001 Payment Services accounted for 60.7% of revenue, and Network Services accounted for 39.3%. Revenue from Payment Services increased 19.7%, due primarily to increased transaction volumes. The increased volumes resulted from the addition of new merchants and the widening acceptance of debit and EBT card transactions at new and existing merchants. Network Services revenue increased 31.3% over 2000 as a result of an increase in the number of ATMs driven, the addition of new network and processing customers, and increases in transaction volumes. The increased transaction volumes resulted primarily from increased use of our network debit cards for payment at the point of sale.

Cost of operations decreased in 2001 to 71.9% of revenue compared to 73.5% in 2000. This decrease was due primarily to a decrease, as a percent of revenue, in certain operating costs, such as telecommunications, payroll expenses and depreciation and amortization expenses.

Selling, general and administrative expenses decreased, as a percent of revenue, to 6.3% in 2001 from 7.2% in 2000. Overall, selling, general, and administrative expenses icreased to $23.8 million from $21.8 in the first quarter of 2000.

                      CONCORD EFS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                March 31, 2001


Three months ended March 31, 2001 compared to 2000, continued

Acquisition expenses and restructuring charges increased to $125.4 million in 2001 from $0.8 million in 2000. In the first quarter of 2001, we initiated a company-wide consolidation plan in order to address areas of operating redundancies created by our recent acquisitions. The plan includes consolidation of data centers and other facilities to eliminate redundancies, the reassignment or termination of certain employees timed to coincide with the integration of redundant processing platforms and the functional integration of the STAR organization into Concord. During the next 12 months we intend to take steps to capture synergies within our network operations and align our resources across the enterprise for greater efficiency and improved service delivery. During the first quarter of 2001, we incurred a charge of $86.4 million, net of taxes, related to our consolidation plan, including costs incurred in combining operating platforms and facilities, communications conversion costs, asset write-offs, severance and compensation costs, as well as investment banking fees and advisory, legal and accounting fees incurred in the acquisition of STAR.

We accrued charges of $63.9 million for combining various STAR processing platforms and facilities that will be closed and consolidated. We also accrued $16.0 million for duplicate products and systems such as abandoned products and internal systems that do not support our new network strategy. Various data center services contracts were terminated as part of the overall restructuring, for which we accrued $19.1 million. The consolidation of products, services, processing platforms and facilities created personnel duplications. As a result, we accrued compensation and severance packages of $9.8 million to diminish redundancies and consolidate operational groups. In addition to these charges we also incurred legal, accounting and advisory fees totaling $15.6 million in connection with the STAR merger.

Excluding acquisition and restructuring charges, operating income as a percent of revenue increased to 21.7% in 2001 from 19.3% in 2000. An increase in operating income, resulted from improved economies of scale and declining selling, general and administrative expenses as a percentage of revenue.

Net interest income improved as a percent of revenue to 3.3% in 2001 compared to 2.5% in 2000. The improvement was the result of returns we received on our investing available cash from operations, which increased interest income by 56.5% over 2000.

Our overall tax rate decreased to (17.9%) for the three months ended March 31, 2001 compared to 36.2% for the same period in 2000. Excluding acquisition and restructuring charges, the tax rate was 35.5% in 2001 compared to 35.9% for the same period in 2000.

Net income, as a percent of revenue, decreased to (6.9%) for the three months ended March 31, 2001 from 13.7% for the same period in 2000. The primary factor in this net margin decrease was the acquisition and restructuring charges. Excluding these charges and related tax items, net income, as a percent of revenue, increased to 16.1% for the three months ended March 31, 2001 compared to 13.9% for the same period in 2000.

                      CONCORD EFS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                March 31, 2001


Liquidity and Capital Resources

In the three months ended March 31 2001, we generated $69.6 million from operating activities. We also received $13.0 million in proceeds from Federal Home Loan Bank (FHLB) advances and $11.1 million from stock issued for exercises of options under our stock option plan. Deposits decreased $1.1 million. From cash provided from operating and financing activities, we invested $46.1 million in securities, net of sales and maturities. We also spent $23.8 million on capital additions and $7.5 million to purchase merchant contracts. Additionally, we reduced long-term debt by $14.7 million. Our capital additions were primarily for communications equipment, point-of-sale terminals, new computer equipment and capitalized software.

Our assets are primarily monetary, consisting of cash, assets convertible into cash, securities owned, and receivables. Because of their liquidity, these assets are not significantly affected by inflation. We believe that replacement costs of equipment, furniture, and leasehold improvements will not materially affect operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of services offered by us.

We believe that available credit and cash generated from operations are adequate to meet our capital needs. EFS National Bank and EFS Federal Savings Bank, our wholly-owned financial institution subsidiaries, exceed required regulatory capital ratios.

Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our disclosures on quantitative and qualitative disclosures about market risk since December 31, 2000. For additional information, refer to Exhibit 99.3 - Supplemental Consolidated Financial Statements and Notes on Form 8-K/A filed April 16, 2001.

                       CONCORD EFS, INC. AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

Item 1:  Legal Proceedings

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

Card Payment Services, a subsidiary of the Company has been named as a defendant in a class action suit filed in the District Court, Harrison County, Texas. Plaintiffs allege that the subsidiary has violated Section 227(b)(1)(C) of the Telephone Consumer Protection Act, 47 U.S.C. Section 227 et seq., and Section 35.47(g) of the Texas Business and Commerce Code by sending unsolicited advertisements by facsimile. Plaintiffs seek injunctive relief and statutory damages in the amount of $500 per facsimile and treble damages in the amount of $1500 per facsimile for willful or knowing violations of the statutes. The full amount of damages sought by plaintiffs is not known at this time. Although this matter is in the preliminary stages, Card Payment Services intends to file an answer denying all liability to Plaintiffs and intends to vigorously defend itself against all claims.

We are also a party to various routine lawsuits arising out fo the conduct of our business, none of which are expected to have a material adverse effect upon our financial condition or results of operations.

Item 2:  Changes in Securities and Use of Proceeds

On February 1, 2001, we issued 23,970,756 shares of our common stock in connection with our acquisition of all the outstanding common stock of Star Systems, Inc. (STAR). In the merger, STAR became our wholly-owned subsidiary, and all the outstanding common stock of STAR at the time of the merger was converted into shares of our common stock.

The 23,970,756 shares issued to the 49 shareholders of STAR who held all of the outstanding shares of STAR common stock at the time of the merger were issued without registration under the Securities Act of 1933 in reliance on the exemption under Section 4(2) of that Act. We believe that each of these shareholders was either an accredited investor or had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the investment in shares of Concord; was afforded access to material information about Concord, understood that the shares of Concord acquired in the merger were "restricted securities" and agreed not to transfer those shares except pursuant to an effective registration statement under the Securities Act of 1933 or an exemption from registration under that act.

Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

3.1 Agreement and Plan of Merger among Concord EFS, Inc., Orion Acquisition Corporation, and Star Systems, Inc. dated as of October 6, 2000 is incorporated herein by reference to Exhibit 10 to the quarterly report on Form 10-Q, (File No. 000-13848) filed on November 14, 2000.

3.2 Restated Certificate of Incorporation of the registrant is incorporated herein by reference to Exhibit 4.1 to the registrant's registration statement of Form S-8 (File No. 333-74215) filed on March 10, 1999.

3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the registrant is incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the registrant's registration statement on Form S-3 (File No 333-77829), filed on June 14, 1999.

3.4  By-Laws of the registrant are incorporated herein by reference to Exhibit
     4.2 to the registrant's registration statement on Form S-8 (File No. 333-74215) filed on March 10, 1999.

(b)  Reports on Form 8-K

     On February 14, 2001, we filed a current report on Form 8-K, announcing we had completed our acquisition of Star Systems, Inc. on February 1, 2001.

     We subsequently amended the February 14, 2001 Form 8-K on April 16, 2001 to report the audited financial statements of Star Systems, Inc. and to report and file the supplemental financial statements of Concord giving retroactive effect to the merger of Concord and STAR on February 1, 2001, which was accounted for as a pooling of interests.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONCORD EFS, INC.


Date: May 15, 2001    By:      /s/ Dan M. Palmer
                               --------------------------
                               Dan M. Palmer
                               Chairman of the Board and
                               Chief Executive Officer



Date: May 15, 2001    By:      /s/ Edward T. Haslam
                               -------------------------
                               Edward T. Haslam
                               Chief Financial Officer