Form 10-K/A
period 2000-12-31
CONCORD EFS INC
filed 2001-06-18
CIK 740112

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-K/A

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
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

         2525 Horizon Lake Drive, Suite 120, Memphis, Tennessee 38133
              (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (901) 371-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.33 1/3 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 16, 2001 was $10,511,553,446.

     The number of shares of the registrant's Common Stock outstanding as of March 16, 2001 was 242,078,626.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

          Filings made by companies with the Securities and Exchange Commission
(SEC) sometimes "incorporate information by reference." This means that the company is referring you to information that was previously filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K/A:


 .    Information contained in our Annual Report to Stockholders for the year ended December 31, 2000, is incorporated by reference in response to Items 1, 6, 7, 7A and 8.
 .    Information contained in our Proxy Statement for the Annual Meeting of
     Stockholders held May 24, 2001 is incorporated by reference in response to Items 10, 11, 12 and 13.



          Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS hereby is amended to read in its entirety as follows:

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                          Price Range of Common Stock

          Our common stock trades on the Nasdaq National Market under the symbol "CEFT." The following table sets forth, for the periods presented, the range of high and low sales prices per share of our common stock, as reported on the Nasdaq National Market.


                                                     Common Stock Price
                                                     ------------------
                                                        High      Low
                                                      -------  --------
      Year ended December 31, 1999
           First Quarter..........................    $ 27.96  $ 16.92
           Second Quarter.........................      28.25    18.79
           Third Quarter..........................      27.50    19.83
           Fourth Quarter.........................      33.50    19.38
      Year ended December 31, 2000
           First Quarter..........................      28.00    15.31
           Second Quarter.........................      29.13    18.63
           Third Quarter..........................      36.50    25.69
           Fourth Quarter.........................      48.13    33.00

          As of May 25, 2001, we had approximately 575 holders of record of common stock.

                                Dividend Policy

          We have never paid cash dividends on our capital stock. It is our present policy to retain earnings to finance our operations and growth, and we do not expect to pay any dividends in the foreseeable future.

                  Recent Issuances of Unregistered Securities

          In February 1999, in connection with its acquisition of Electronic Payment Services, Concord issued 45.1 million shares of its common stock to the former stockholders of Electronic Payment Services in a transaction not registered under the Securities Act of 1933. The transaction was exempt from registration under Section 4(2) of the Securities Act. The unregistered shares were subsequently registered and resold in a transaction in June of 1999.

          In February 2001, in connection with its acquisition of STAR, Concord issued approximately 24.8 million shares of its common stock to the former stockholders of STAR in a transaction not registered under the Securities Act of 1933. The transaction was exempt from registration under Section 4(2) of the Securities Act. Concord currently expects that it will engage in a disciplined process in 2001 to eliminate this stock overhang.


          Item 11. EXECUTIVE COMPENSATION hereby is amended to read in its entirety as follows:

Item 11. EXECUTIVE COMPENSATION

Information included under the captions "Compensation of Directors" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 is incorporated herein by reference.

          Compensation Committee Interlocks and Insider Participation

          Mr. Altenbern, Mr. Mooney and Mr. Whittington are members of the Compensation Committee, none of whom is or was an executive officer or employee of Concord. No Concord officer served on the compensation committee of the board of any entity with an executive officer serving on Concord's Board of Directors.

          Mr. Altenbern owns approximately 16% of the outstanding stock of Payroll Company, Inc., and his son owns 11%. In addition, his son-in-law, the president of Payroll Company, owns 26% of the outstanding stock. On March 30, 2001, Payroll Company purchased from Concord EFS, Inc. all of the issued and outstanding common stock of Pay Systems of America, Inc. for $2,200,000, of which $800,000 was paid at closing with an additional $1,400,000 to be paid pursuant to the terms of a promissory note. Outstanding amounts under the promissory note bear interest at 6%. The promissory note provides for principal payments of $700,000 on March 30, 2002 and March 30, 2003, together with accrued but unpaid interest. The payment of the $1,400,000 promissory note has been unconditionally guaranteed by Mr. Altenbern. In addition, Concord EFS was a guarantor of two lease agreements entered into by Pay Systems of America. The landlords have not released Concord EFS from its obligations under these lease agreements and Payroll Company and Mr. Altenbern have guaranteed the obligations of Pay Systems of America and have agreed to indemnify and hold Concord EFS harmless from all losses, costs and damages as a result of PaySystems of America's failure to perform all of its obligations under these lease agreements.

          The agreement pursuant to which Payroll Company purchased the outstanding common stock of Pay Systems of America provides that Concord or its affiliates will provide certain transition services for Pay Systems of America, including (i) the provision without charge of voice mail and e-mail services for 60 days and the reimbursement of up to $50,000 of the costs of Pay Services of America for implementing new voice mail and e-mail systems, (ii) the provision without charge for two calendar years of certain processing services for funds transfer for direct deposit of payroll checks for customers of Pay Systems of America, (iii) the completion and delivery of a software program and a copy of all source code and documentation without charge, (iv) the provision of certain depository services, (v) the provision without charge through September 30, 2001 of certain data processing services and (vi) the provision without charge of certain software programs and, through December 31, 2001, of certain services for purchasing and loading terminals.


          Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K hereby is amended to read in its entirety as follows:

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

The following financial statements are incorporated by reference from pages 19 to 46 of our Annual Report to Stockholders for the fiscal year ended December 31, 2000, as provided in Item 8 hereof:

 .   Report of Independent Auditors

 .   Consolidated Balance Sheets as of December 31, 2000 and 1999

 .   Consolidated Statements of Income for the years ended December 31, 2000,
    1999 and 1998

 .   Consolidated Statements of Stockholders' Equity for the years ended December
    31, 2000, 1999 and 1998

 .   Consolidated Statements of Cash Flows for the years ended December 31, 2000,
    1999 and 1998

 .   Notes to Consolidated Financial Statements as of December 31, 2000

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

       10.4* Incentive Agreement between Concord EFS, Inc. and Dan M. Palmer, dated as of February 26, 1998, is incorporated herein by reference to Exhibit 10.3 to Concord's annual report on Form 10-K (File No. 000-13848), filed on April 1, 1999.

       10.5* Incentive Agreement between Concord EFS, Inc. and Edward A. Labry III, dated as of February 26, 1998, is incorporated herein by reference to Exhibit 10.2 to Concord's annual report on Form 10-K (File No. 000-13848), filed on April 1, 1999.

       10.6* Employment Agreement between H&S Holding Company (renamed Star Systems, Inc.) and Ronald V. Congemi, dated as of March 1, 1999, and amendment thereto between Star Systems, Inc., Concord EFS, Inc. and Ronald V. Congemi, dated October 6, 2000.

       10.7* Agreement Terminating Salary Continuation Agreement between Star Systems, Inc., Concord EFS, Inc. and Ronald V. Congemi, dated October 6, 2000.

       10.8* Star Nonqualified Deferred Compensation Plan, effective as of January 1, 2000.

       10.9** Stock Purchase and Sale Agreement, dated March 30, 2001, by and between Payroll Company, Inc. and Concord EFS, Inc.

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

**     Filed herewith.

(d)    Financial Statement Schedules

       All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                                  SIGNATURES
                                  ----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Concord EFS, Inc.

                                By:   /s/  Dan M. Palmer
                                    ----------------------------------------
                                      Dan M. Palmer
                                      Chairman of the Board of Directors and
                                      Chief Executive Officer
Date:  June 18, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                   Title                                      Date
        ---------                                   -----                                      ----
  /s/  Dan M. Palmer               Chairman of the Board of Directors and                  June 18, 2001
------------------------------     Chief Executive Officer
Dan M. Palmer                      (Principal Executive Officer)

  /s/  Edward T. Haslam            Chief Financial Officer                                 June 18, 2001
------------------------------     (Principal Financial and Accounting Officer)
Edward T. Haslam

  /s/  Edward A. Labry III         Director and President                                  June 18, 2001
------------------------------
Edward A. Labry III

  /s/  Richard M. Harter           Director and Secretary                                  June 18, 2001
------------------------------
Richard M. Harter

  /s/  Douglas C. Altenbern        Director                                                June 18, 2001
------------------------------
Douglas C. Altenbern

  /s/  J. Richard Buchignani       Director                                                June 18, 2001
------------------------------
J. Richard Buchignani

  /s/  Ronald V. Congemi           Director                                                June 18, 2001
------------------------------
Ronald V. Congemi

  /s/  Richard P. Kiphart          Director                                                June 18, 2001
------------------------------
Richard P. Kiphart

  /s/  Jerry D. Mooney             Director                                                June 18, 2001
------------------------------
Jerry D. Mooney

  /s/  Paul L. Whittington         Director                                                June 18, 2001
------------------------------
Paul L. Whittington

                      CONCORD EFS, INC. AND SUBSIDIARIES

                         FORM 10-K/A LISTING EXHIBITS

Exhibit
Number    Description of Exhibit
------    ----------------------

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

    10.4* Incentive Agreement between Concord EFS, Inc. and Dan M. Palmer, dated as of February 26, 1998, is incorporated herein by reference to
          Exhibit 10.3 to Concord's annual report on Form 10-K (File No. 000-13848), filed on April 1, 1999.

    10.5* Incentive Agreement between Concord EFS, Inc. and Edward A. Labry III, dated as of February 26, 1998, is incorporated herein by reference to
          Exhibit 10.2 to

          Concord's annual report on Form 10-K (File No. 000-13848), filed on April 1, 1999.

    10.6* Employment Agreement between H&S Holding Company (renamed Star
          Systems, Inc.) and Ronald V. Congemi, dated as of March 1, 1999, and amendment thereto between Star Systems, Inc., Concord EFS, Inc. and Ronald V. Congemi, dated October 6, 2000.

    10.7* Agreement Terminating Salary Continuation Agreement between Star
          Systems, Inc., Concord EFS, Inc. and Ronald V. Congemi, dated October 6, 2000.

    10.8* Star Nonqualified Deferred Compensation Plan, effective as of January
          1, 2000.

    10.9**Stock Purchase and Sale Agreement, dated March 30, 2001, by and between Payroll Company, Inc. and Concord EFS, Inc.

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

**  Filed herewith.