Form 10-Q
period 2001-06-30
CONCORD EFS INC
filed 2001-08-07
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 000-13848

CONCORD EFS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of	04-2462252 (IRS Employer

Incorporation or Organization)	Identification Number)

2525 Horizon Lake Drive, Suite 120, Memphis, Tennessee 38133
(Address of Principal Executive Offices)

(901) 371-8000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

The number of shares of the registrant’s Common Stock, $0.33 1/3 par value, outstanding as of July 31, 2001 was 251,549,679.

CONCORD EFS, INC. AND SUBSIDIARIES

CONCORD EFS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2001	2000

	(in thousands)
Assets

Current assets

Cash and cash equivalents	$617,704	$231,762

Securities available for sale	861,926	649,425

Accounts receivable, net	262,588	307,756

Inventories	21,133	15,087

Prepaid expenses and other current assets	24,708	22,125

Deferred income taxes	5,870	6,732

Total current assets	1,793,929	1,232,887

Loans, net	94,024	78,654

Property and equipment, net	217,715	214,662

Goodwill, net	164,396	150,049

Other intangible assets, net	81,896	75,644

Other assets	11,950	9,769

Total assets	$2,363,910	$1,761,665

Liabilities and stockholders’ equity

Current liabilities

Accounts payable and other liabilities	$312,280	$296,980

Deposits	139,478	125,834

Accrued liabilities	41,425	48,307

Accrued restructuring charges	70,377	3,410

Income taxes payable	24,447	—

Current maturities of long-term debt	—	3,357

Total current liabilities	588,007	477,888

Long-term debt	119,549	109,911

Deferred income taxes	14,075	31,871

Other liabilities	4,943	6,412

Total liabilities	726,574	626,082

Commitments and contingent liabilities	—	—

Minority interest in subsidiary	3,057	3,052

Stockholders’ equity

Common stock	83,850	80,485

Other stockholders’ equity	1,550,429	1,052,046

Total stockholders’ equity	1,634,279	1,132,531

Total liabilities and stockholders’ equity	$2,363,910	$1,761,665

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands, except per share data)
Revenue	$420,686	$338,848	$796,324	$641,765

Cost of operations	299,619	240,771	569,887	463,286

Selling, general and administrative expenses	22,714	24,045	46,526	45,882

Acquisition and restructuring charges	—	—	125,362	776

Operating Income	98,353	74,032	54,549	131,821

Other income (expense)
Interest income	15,240	11,107	30,722	21,000

Interest expense	(3,257)	(2,597)	(6,380)	(5,013)

Income Before Taxes and Minority Interest	110,336	82,542	78,891	147,808

Income taxes	39,154	30,102	33,528	53,710

Income Before Minority Interest	71,182	52,440	45,363	94,098

Minority interest in net income of subsidiary	—	158	173	304

Net Income	$71,182	$52,282	$45,190	$93,794

Pro forma provision for income taxes	—	—	—	260

Pro forma Net Income	$71,182	$52,282	$45,190	$93,534

Per Share Data:

Basic and pro forma basic earnings per share	$0.29	$0.22	$0.19	$0.39

Diluted and pro forma diluted earnings per share	$0.28	$0.21	$0.18	$0.38

Average Shares Outstanding:

Basic shares	243,393	238,782	242,528	238,709

Diluted shares	254,157	246,320	253,111	245,534

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,

	2001	2000

	(in thousands)
Operating activities

Net cash provided by operating activities	$232,228	$138,721

Investing activities

Acquisition of securities available for sale	(521,316)	(97,328)

Proceeds from sales of securities available for sale	240,507	30,280

Proceeds from maturity of securities available for sale	79,755	14,644

Purchases of loans	(23,490)	(42,134)

Acquisition of property and equipment	(48,332)	(37,267)

Purchased merchant contracts	(16,423)	(12,569)

Business acquisition	(19,700)	—

Other investing activity	4,687	3,354

Net cash used in investing activities	(304,312)	(141,020)

Financing activities

Net increase in deposits	13,644	14,562

Proceeds from notes payable	21,000	19,000

Payments on notes payable	(14,268)	(20,648)

Proceeds from offering of common stock	421,930	—

Proceeds from exercise of stock options	16,591	3,244

Payments on leases payable	(871)	(1,802)

Activity by pooled subsidiaries	—	(2,905)

Net cash provided by financing activities	458,026	11,451

Net increase in cash and cash equivalents	385,942	9,152

Cash and cash equivalents at beginning of year	231,762	173,099

Cash and cash equivalents at end of period	$617,704	$182,251

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Concord EFS, Inc. and Subsidiaries (Concord) current report on Form 8-K/A filed April 16, 2001 for the year ended December 31, 2000.

Nature of Operations: Concord is a vertically integrated electronic transaction processor. Concord acquires, routes, authorizes, captures and settles virtually all types of electronic payment and deposit access transactions for financial institutions and merchants nationwide. Concord’s primary activities consist of Payment Services, which provides payment processing for supermarkets, major retailers, petroleum dealers, convenience stores, trucking companies and independent retailers, and Network Services, which provides automated teller machine (ATM) processing, debit card processing, deposit risk management and coast-to-coast debit network access principally for financial institutions.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of Concord and its subsidiaries after elimination of all material intercompany balances and transactions.

Business Combinations: The condensed consolidated financial statements have been restated for all transactions accounted for as poolings of interests to combine the financial position, results of operations and cash flows of the respective companies for all periods presented. Transactions accounted for under the purchase method of accounting reflect the net assets of the acquired company at fair value on the date of acquisition, and the excess of the purchase price over fair value of the assets is recorded as goodwill. The results of operations of the purchased company are included since the date of acquisition.

Reclassification: Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Recent Pronouncements: In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Furthermore, pooling-of-interests accounting will be prohibited for business combinations initiated subsequent to June 30, 2001.

Concord will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The impact of the application of the nonamortization provisions of the Statement will be reviewed during the remainder of the year. During 2002, Concord will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

Note A – Basis of Presentation, continued

determined what the effect of these tests will be on the earnings and financial position of Concord.

Note B —Business Combinations

On February 1, 2001 Concord acquired Star Systems, Inc. (STARSM), a debit network. The acquisition was accounted for as a pooling of interests transaction in which Concord issued approximately 24.0 million shares of its common stock.

On August 21, 2000 Concord acquired Cash Station, Inc. (Cash Station), a debit network. The acquisition was accounted for as a pooling-of-interests transaction in which Concord issued approximately 2.5 million shares of its common stock.

On January 31, 2000 Concord acquired National Payment Systems Inc. d/b/a Card Payment Systems, a reseller of payment processing services. The acquisition was accounted for as a pooling-of-interests transaction in which Concord issued 6.2 million shares of its common stock.

The following table presents selected financial information split among Concord, Card Payment Systems, Cash Station and STAR:

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

Note B – Business Combinations, continued

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands, except per share data)
Revenue:

Concord	$420,686	$290,122	$781,452	$543,843

Card Payment Systems(1)	—	—	—	4,047

Cash Station(2)	—	4,819	—	9,495

STAR(3)	—	45,646	15,396	87,790

Intercompany eliminations(4)	—	(1,739)	(524)	(3,410)

Combined revenue	$420,686	$338,848	$796,324	$641,765

Pro forma net income:

Concord	$71,182	$45,987	$42,262	$82,926

Card Payment Systems(1)	—	—	—	650

Cash Station(2)	—	487	—	816

STAR(3)	—	5,808	2,928	9,402

Pro forma provision for Card Payment Systems income taxes(5)	—	—	—	(260)

Combined net income	$71,182	$52,282	$45,190	$93,534

Pro forma basic earnings per share combined	$0.29	$0.22	$0.19	$0.39

Pro forma diluted earnings per share combined	$0.28	$0.21	$0.18	$0.38

(1)	The 2000 amounts reflect the results of Card Payment Systems operations from January 1, 2000 through January 31, 2000 (unaudited). Results of operations from February 1, 2000 are included in Concord amounts.

(2)	The three months ended June 30, 2000 amounts reflect the results of Cash Station operations from April 1, 2000 through June 30, 2000 (unaudited). The six months ended June 30, 2000 amounts reflect the results of Cash Station operations from January 1, 2000 through June 30, 2000 (unaudited). Results of operations from July 1, 2000 are included in Concord amounts.

(3)	The three months ended June 30, 2000 amounts reflect the results of STAR operations from April 1, 2000 through June 30, 2000 (unaudited). The six months ended June 30, 2000 amounts reflect the results of STAR operations from January 1, 2000 through June 30, 2000 (unaudited). The 2001 amounts reflect the results of STAR operations from January 1, 2001 through January 31, 2001. Results of operations from February 1, 2001 are included in Concord amounts.

(4)	All material activity between Concord and STAR has been eliminated.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

Note B – Business Combinations, continued

(5)	The results of operations include pro forma income taxes that would have been required if Card Payment Systems had been a taxable corporation. The former owners of Card Payment Systems were responsible for income taxes for the periods prior to the merger.

Concord owns a majority interest in Primary Payment Systems, Inc., a deposit risk management service. In April 2001 Concord increased its ownership position in Primary Payment Systems to 85% through the purchase of newly issued shares, which largely funded Primary Payment Systems’ acquisition of Wally Industries, Inc., d/b/a WJM Technologies. Primary Payment Systems is immaterial to Concord’s financial statements.

On February 7, 2000 Concord acquired Virtual Cyber Systems, Inc., an Internet software development company. The acquisition of Virtual Cyber Systems, for which Concord paid approximately $2.0 million, was accounted for as a purchase transaction and was immaterial to Concord’s financial statements.

Acquisition and restructuring charges were $125.4 million ($86.4 million, net of taxes) for the three months ended March 31, 2001. The expenses and charges were a result of a company-wide consolidation plan to address areas of operating redundancies created by recent acquisitions. The plan includes consolidation of data centers and other facilities to eliminate redundancies, the reassignment or termination of certain employees timed to coincide with the integration of redundant processing platforms and the functional integration of the STAR organization into Concord. The charges included $63.9 million for combining various processing platforms, $16.0 million for the consolidation of duplicate products and internal systems, $15.6 million for accounting, legal and advisory fees, $19.1 million for the termination of certain data center services contracts and $10.8 million for compensation, severance costs and other expenses. In connection with the consolidation plan, Concord expects to eliminate approximately 250 positions, 140 of which have been eliminated as of June 30, 2001. The individual components of the expenses and charges are listed below. As of June 30, 2001, $69.1 million of these expenses were accrued but unpaid.

As of June 30, 2001, expenses of $1.3 million, primarily related to Cash Station network de-conversion costs, were accrued but unpaid.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

Note B —Business Combinations, continued

The following table details the activity in the restructuring charge accrual by category, in millions:

			2001
			Expenses
	Cash or	Balance	& Charges		Balance
Description	Non-cash	12/31/00	Accrued	Activity	6/30/01

2000:

Compensation and severance	Cash	$1.0	$—	$1.0	$—

Network de-conversion costs	Cash	2.4	—	1.1	1.3

2001:

Office closings and operational

de-conversions	Cash	—	63.9	14.7	49.2

Duplicate or abandoned products

& systems	Cash	—	4.4	1.5	2.9

Duplicate or abandoned products

& systems	Non-Cash	—	11.6	11.6	—
Advisory, legal, & accounting	Cash	—	15.6	15.3	0.3

Contract terminations	Cash	—	19.1	9.3	9.8

Compensation and severance	Cash	—	9.8	3.2	6.6

Other	Non-cash	—	1.0	0.7	0.3

		$3.4	$125.4	$58.4	$70.4

Note C – Offering of Common Stock

During the quarter, Concord issued and sold 8,879,000 shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Pursuant to the same registration statement, the selling stockholders named in the registration statement sold 17,031,849 shares of Concord common stock. Most of the selling stockholders were the previous owners of STAR who received unregistered common stock of Concord in connection with the February 1, 2001 acquisition. Net of the underwriting discount of the offering, Concord received $421.9 million for the common stock it issued and sold. Concord did not receive any proceeds from the sale of shares by the selling stockholders.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

Note D —Comprehensive Income (Loss)

Total comprehensive income was $70.4 million and $53.8 million for the second quarter of 2001 and 2000, respectively. Total comprehensive income was $51.5 million and $95.4 million for the six months ended June 30, 2001 and 2000, respectively. Comprehensive income includes net income and the change in the unrealized gain or loss on securities available for sale arising during the period.

Note E —Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

	(in thousands, except per share data)
Numerator:

Net income	$71,182	$52,282	$45,190	$93,794

Denominator:

Denominator for basic earnings per share, weighted-average shares	243,393	238,782	242,528	238,709

Effect of dilutive employee stock options	10,764	7,538	10,583	6,825

Denominator for diluted earnings per share, adjusted weighted-average shares and assumed conversions	254,157	246,320	253,111	245,534

Basic earnings per share	$0.29	$0.22	$0.19	$0.39

Diluted earnings per share	$0.28	$0.21	$0.18	$0.38

Excluding acquisition costs and restructuring charges and related taxes, diluted earnings per share for the six months ended June 30, 2001 and 2000 were $0.52 and $0.38, respectively. Earnings per share and related per share data have been restated to reflect all stock splits.

Note F —Operations by Business Segment

Concord has two reportable segments: Payment Services and Network Services.

Concord’s revenue from Payment Services results from processing payment transactions made by credit cards (such as VISA, MasterCard, Discover, American Express and Diner’s Club) and debit cards (such as STAR, Pulse and NYCE). Payment Services also includes providing payment cards that enable drivers of trucking companies to purchase fuel and obtain cash advances at truck stops.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

Note F —Operations by Business Segment, continued

Network Services revenue consists of processing fees for driving and monitoring ATMs, processing fees for managing debit card records, access and switching fees for network access and fees and other surcharges charged for proprietary ATMs.

Industry segment information for the three months and six months ended June 30, 2001 and 2000 is presented below, in thousands.

	Three months ended June 30, 2001
	Payment	Network
	Services	Services	Other	Total

Revenue	$263,857	$156,829	$—	$420,686

Cost of operations	(213,999)	(85,620)	—	(299,619)

Selling, general & administrative expenses	—	—	(22,714)	(22,714)

Acquisition & restructuring charges	—	—	—	—

Taxes & interest, net	—	—	(27,171)	(27,171)

Minority interest in subsidiary	—	—	—	—

Net income (loss)	$49,858	$71,209	$(49,885)	$71,182

	Three months ended June 30, 2000
	Payment	Network
	Services	Services	Other	Total

Revenue	$215,385	$123,463	$—	$338,848

Cost of operations	(171,265)	(69,506)	—	(240,771)

Selling, general & administrative expenses	—	—	(24,045)	(24,045)

Acquisition & restructuring charges	—	—	—	—

Taxes & interest, net	—	—	(21,592)	(21,592)

Minority interest in subsidiary	—	—	(158)	(158)

Net income (loss)	$44,120	$53,957	$(45,795)	$52,282

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

Note F —Operations by Business Segment, continued

	Six months ended June 30, 2001
	Payment	Network
	Services	Services	Other	Total

Revenue	$491,717	$304,607	$—	$796,324

Cost of operations	(399,838)	(170,049)	—	(569,887)

Selling, general & administrative expenses	—	—	(46,526)	(46,526)

Acquisition & restructuring charges	(21,787)	(103,575)	—	(125,362)

Taxes & interest, net	—	—	(9,186)	(9,186)

Minority interest in subsidiary	—	—	(173)	(173)

Net income (loss)	$70,092	$30,983	$(55,885)	$45,190

	Six months ended June 30, 2000
	Payment	Network
	Services	Services	Other	Total

Revenue	$405,782	$235,983	$—	$641,765

Cost of operations	(322,086)	(141,200)	—	(463,286)

Selling, general & administrative expenses	—	—	(45,882)	(45,882)

Acquisition & restructuring charges	(776)	—	—	(776)

Taxes & interest, net	—	—	(37,723)	(37,723)

Minority interest in subsidiary	—	—	(304)	(304)

Net income (loss)	$82,920	$94,783	$(83,909)	$93,794

CONCORD EFS, INC. AND SUBSIDIARIES
 MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2001

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors, including those set forth in this paragraph. Important factors that could cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to: (i) the failure to successfully execute our corporate consolidation plan, (ii) the loss of key personnel or inability to attract additional qualified personnel, (iii) the loss of key customers, (iv) increasing competition, (v) changes in card association rules and practices, (vi) the inability to remain current with rapid technological change, (vii) risks related to acquisitions, (viii) the imposition of additional state taxes, (ix) continued consolidation in the banking and retail industries, (x) business cycles and the credit risk of our merchant customers, (xi) the outcome of litigation involving VISA and MasterCard, (xii) utility and system interruptions or processing errors, (xiii) susceptibility to fraud at the merchant level, (xiv) changes in card association fees, products or practices, (xv) restrictions on surcharging, (xvi) changes in rules and regulations governing financial institutions and (xvii) volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. See the cautionary statements included as Exhibit 99.1 to the current report on Form 8-K filed on July 18, 2001 for a more detailed discussion of the foregoing and other factors.

Overview

Concord EFS, Inc. (Concord) is a leading, vertically integrated electronic transaction processor. We acquire, route, authorize, capture and settle virtually all types of electronic payment and deposit access transactions for financial institutions and merchants nationwide. Our primary activities consist of Network Services, which provides automatic teller machine (ATM) processing, debit card processing, deposit risk management and coast-to-coast debit network access principally for financial institutions, and Payment Services, which provides payment processing for supermarkets, major retailers, petroleum dealers, convenience stores, trucking companies and independent retailers.

Network Services includes terminal driving and monitoring for ATMs, transaction routing and authorization via the combined STARSM, MAC® and Cash Station® debit network as well as other debit networks, deposit risk management and real-time card management and authorization for personal identification number (PIN)-secured debit and signature debit cards. In addition, we operate the network switch that connects a coast-to-coast network of ATMs and point-of-sale (POS) locations that accept debit cards issued by our member financial institutions. Our network access services include transaction switching and settlement.

We recently expanded our debit network in our Network Services area through two acquisitions. On February 1, 2001 we completed our acquisition of Star Systems, Inc., (STAR) the nation’s largest PIN-secured debit network, based in Maitland, Florida. The merger was accounted for as a pooling-of-interests transaction in

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2001

Overview, continued

which we exchanged approximately 24.0 million shares of our common stock for all of STAR’s outstanding common stock. On August 21, 2000 we completed our acquisition of Cash Station, Inc. (Cash Station), a leading Midwest PIN-secured debit network based in Chicago, Illinois. This acquisition was accounted for as a pooling of interests transaction in which we exchanged approximately 2.5 million shares of our stock for all of the outstanding common stock of Cash Station.

Payment Services provides the systems and processing that allow retail clients to accept virtually any type of electronic payment, including all card types —credit, debit, electronic benefits transfer (EBT), prepaid and proprietary cards – as well as a variety of check-based options. We focus on providing payment processing services to selected segments, with specialized systems designed for supermarkets, gas stations, convenience stores and restaurants. Payment Services also includes providing payment cards that enable drivers of trucking companies to purchase fuel and obtain cash advances at truck stops. Our services are completely turn-key, providing merchants with POS terminal equipment, transaction routing and authorization, settlement, funds movement and sponsorship into all credit card associations (such as VISA and MasterCard) and debit networks (such as STAR, Pulse and NYCE).

Early in 2000 we completed two acquisitions in the Payment Services area. On February 7, 2000 we completed our acquisition of Virtual Cyber Systems, Inc., an Internet software development company. This acquisition, for which we paid approximately $2.0 million, was accounted for as a purchase transaction and was immaterial to our financial statements. On January 31, 2000 we completed our acquisition of Card Payment Systems, a New York-based reseller of payment processing services. Card Payment Systems provides card-based payment processing services to independent sales organizations, which in turn sell those services to merchants. The acquisition was accounted for as a pooling of interests transaction in which we exchanged 6.2 million shares of our stock for all the outstanding shares of Card Payment Systems’ common stock. We incurred acquisition costs of $0.8 million related to this transaction during the first quarter of 2000.

Restatement of Historical Financial Information

The financial information for prior periods presented below and elsewhere in this report has been restated for the results of STAR, Cash Station and Card Payment Systems in accordance with the pooling of interests method of accounting for business combinations. The financial information includes the financial position, operating results and cash flows for all periods presented.

Components of Revenue and Expenses

Network Services and Payment Services are our two reportable business segments. These business units are managed separately because they offer distinct products for different end users. All of our revenue is generated in the United States, and no single customer of Concord accounts for a material portion of our revenue. Over 75% percent of our total revenue is tied to contracts with terms of between three and five years.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2001

Components of Revenue and Expenses, continued

A principal component of our revenue derives from Network Services (37.3% and 36.4% for three months ended June 30, 2001 and 2000 and 38.3% and 36.8% for the six months ended June 30, 2001 and 2000). Network Services revenue consists of processing fees for driving and monitoring ATMs, processing fees for managing debit card records and access and switching fees for network access. We recognize this revenue at the time of the transaction.

The majority of our revenue (62.7% and 63.6% for the three months ended June 30, 2001 and 2000 and 61.7% and 63.2% for the six months ended June 30, 2001 and 2000) is generated from fee income related to Payment Services. Revenue from Payment Services primarily includes discount fees charged to merchants, which are a percentage of the dollar amount of each credit card transaction we process, as well as a flat fee per transaction. The discount fee is negotiated with each merchant and typically constitutes a bundled rate for the transaction authorization, processing, settlement and funds transfer services we provide. The balance of Payment Services revenue is derived from transaction fees for processing debit card and EBT card transactions, check verification and authorization services and sales of POS terminals. We recognize this revenue at the time of the transaction.

The following table is a listing of revenue by segment for the periods indicated:

	Three months		Six months
	ended June 30,		ended June 30,
	2001	2000	2001	2000

	(in millions)		(in millions)
Network Services	$156.8	$123.4	$304.6	$236.0

Payment Services	263.9	215.4	491.7	405.8

Total	$420.7	$338.8	$796.3	$641.8

Cost of operations includes all costs directly attributable to providing services to our customers. The most significant component of cost of operations is interchange and assessment fees, which are amounts charged by the credit and debit networks. Interchange and assessment fees are billed primarily as a percentage of dollar volume processed and, to a lesser extent, as a transaction fee. Cost of operations also includes telecommunications costs, personnel costs, occupancy costs, depreciation, the cost of equipment leased and sold, the cost of operating our debit network and other miscellaneous merchant supplies and services expenses. We strive to maintain a highly efficient operational structure, which includes volume purchasing arrangements with equipment and communications vendors and direct membership by our subsidiary, EFS National Bank, in bank card associations and major debit networks.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2001

Components of Revenue and Expenses, continued

The following table lists cost of operations by segment for the periods indicated:

	Three months		Six months
	ended June 30,		ended June 30,
	2001	2000	2001	2000

	(in millions)		(in millions)
Network Services	$85.6	$69.5	$170.1	$141.2

Payment Services	214.0	171.3	399.8	322.1

Total	$299.6	$240.8	$569.9	$463.3

Our selling, general and administrative expenses include certain salaries and wages and other general administrative expenses. These costs are not allocated to the reportable segments.

Results of Operations

The following table shows, for the periods indicated, the percent of revenue represented by certain items on our consolidated statements of income:

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of operations	71.2	71.1	71.6	72.2

Selling, general and administrative expenses	5.4	7.1	5.8	7.2

Acquisition and restructuring charges	—	—	15.7	0.1

Operating income	23.4	21.8	6.9	20.5

Interest income, net	2.8	2.5	3.0	2.5

Income before taxes	26.2	24.3	9.9	23.0

Income taxes	9.3	8.9	4.2	8.4

Net income	16.9%	15.4%	5.7%	14.6%

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2001

Second Quarter 2001 Compared to Second Quarter 2000

Revenue in the second quarter 2001 increased 24.2% to $420.7 million from $338.8 million in the second quarter 2000. In the second quarter 2001 Network Services accounted for 37.3% of revenue, and Payment Services accounted for 62.7%. Network Services revenue in the second quarter 2001 increased 27.0% compared to the same period in 2000 as a result of an increase in the number of ATMs driven, the addition of new network and processing customers and increases in transaction volumes. The increased transaction volumes resulted primarily from increased use of our network debit cards for payment at the point of sale. Revenue from Payment Services in the second quarter 2001 increased 22.5% compared to the same period in 2000, due primarily to increased transaction volumes. The increased volumes resulted from the addition of new merchants and the widening acceptance of debit and EBT card transactions at new and existing merchants.

Cost of operations increased slightly in the second quarter 2001 to 71.2% of revenue compared to 71.1% in the second quarter 2000.

In the second quarter 2001 selling, general and administrative expenses decreased, as a percent of revenue, to 5.4% from 7.1% in the second quarter 2000. Overall, selling, general and administrative expenses decreased to $22.7 million in the second quarter 2001 from $24.0 million in the second quarter 2000. This decrease is primarily attributable to less direct marketing expense and reduced headcount.

Net interest income improved as a percent of revenue to 2.8% in the second quarter 2001 compared to 2.5% in the second quarter 2000. The improvement was the result of returns we received from investing available cash, which increased the second quarter interest income by 37.2% over the second quarter 2000.

Our overall tax rate decreased to 35.5% in the second quarter 2001 compared to 36.5% in the second quarter 2000.

Net income, as a percent of revenue, increased to 16.9% in the second quarter 2001 from 15.4% in the second quarter 2000.

Six Months Ended June 30, 2001 Compared to 2000

Revenue in the six months ended June 30, 2001 increased 24.1% to $796.3 million from $641.8 million in the same period 2000. In the six months ended June 30, 2001 Network Services accounted for 38.3% of revenue, and Payment Services accounted for 61.7%. Network Services revenue in the six months ended June 30, 2001 increased 29.1% compared to the same period in 2000, as a result of an increase in the number of ATMs driven, the addition of new network and processing customers and increases in transaction volumes. The increased transaction volumes resulted primarily from increased use of our network debit cards for payment at the point of sale. Revenue from Payment Services in the six months ended June 30, 2001 increased 21.2% compared to the same period in 2000, due primarily to increased transaction volumes. The increased volumes resulted from the addition of new merchants and the widening acceptance of debit and EBT card transactions at new and existing merchants.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2001

Six Months Ended June 30, 2001 Compared to 2000, continued

Cost of operations in the six months ended June 30, 2001 decreased to 71.6% of revenue compared to 72.2% in the same period 2000. This decrease was due primarily to a decrease, as a percent of revenue, in certain operating costs, such as telecommunications, payroll expenses and depreciation and amortization expenses.

Selling, general and administrative expenses decreased, as a percent of revenue, to 5.8% in the six months ended June 30, 2001 from 7.2% in the same period 2000. Overall, selling, general and administrative expenses increased to $46.5 million in the six months ended June 30, 2001 from $45.9 million in the same period 2000.

Acquisition expenses and restructuring charges in the six months ended June 30, 2001 were $125.4 million compared to $0.8 million in the same period 2000. In the first quarter of 2001, we initiated a company-wide consolidation plan in order to address areas of operating redundancies created by our recent acquisitions. The plan includes consolidation of data centers and other facilities to eliminate redundancies, the reassignment or termination of certain employees timed to coincide with the integration of redundant processing platforms and the functional integration of the STAR organization into Concord. During the next 9 months we intend to take steps to capture synergies within our network operations and align our resources across the enterprise for greater efficiency and improved service delivery. During the first quarter of 2001, we incurred a charge of $125.4 million ($86.4 million, net of taxes) related to our consolidation plan, including costs incurred in combining operating platforms and facilities, communications conversion costs, asset write-offs, severance and compensation costs, as well as investment banking fees and advisory, legal and accounting fees incurred in the acquisition of STAR.

We accrued charges of $63.9 million for combining various STAR processing platforms and facilities that will be closed and consolidated. We also accrued $16.0 million for duplicate products and systems such as abandoned products and internal systems that do not support our new network strategy. Various data center services contracts were terminated as part of the overall restructuring, for which we accrued $19.1 million. The consolidation of products, services, processing platforms and facilities created personnel duplications. As a result, we accrued compensation, severance costs and other expenses of $10.8 million to diminish redundancies and consolidate operational groups. In addition to these charges, we also incurred legal, accounting and advisory fees totaling $15.6 million in connection with the STAR merger.

In the six months ended June 30, 2001, $56.3 million of expenses were charged against the restructuring accrual. These expenses were primarily related to combining processing platforms and facilities, duplicate products and systems, legal, accounting and advisory fees and data center services contract terminations.

Excluding acquisition and restructuring charges, operating income as a percent of revenue increased in the six months ended June 30, 2001 to 22.6% from 20.7% in the same period 2000. This increase in operating income resulted from improved economies of scale and declining selling, general and administrative expenses as a percent of revenue.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2001

Six Months Ended June 30, 2001 Compared to 2000, continued

Net interest income in the six months ended June 30, 2001 improved as a percent of revenue to 3.0% compared to 2.5% in the same period 2000. The improvement was the result of returns we received from investing available cash , which increased interest income in the six months ended June 30, 2001 by 46.3% compared to the same period 2000.

Our overall tax rate increased to 42.5% in the six months ended June 30, 2001 compared to 36.3% in the same period 2000. Excluding acquisition and restructuring charges, the tax rate was 35.5% in the six months ended June 30, 2001 compared to 36.2% in the same period 2000.

Net income, as a percent of revenue, decreased to 5.7% in the six months ended June 30, 2001 from 14.6% in the same period 2000, due primarily to the acquisition and restructuring charges. Excluding these charges and related tax items, net income, as a percent of revenue, increased to 16.5% for the six months ended June 30, 2001 compared to 14.7% in the same period 2000.

Liquidity and Capital Resources

In the six months ended June 30, 2001, we generated $232.2 million from operating activities. We also received $21.0 million in proceeds from Federal Home Loan Bank advances, $421.9 million from our offering of stock and $16.6 million from stock issued for exercises of options under our stock option plan. From cash provided by operating and financing activities, we invested $201.1 million in securities, net of sales and maturities. We also spent $48.3 million on capital additions, $19.7 million for a business acquisition and $16.4 million to purchase merchant contracts. Additionally, we reduced debt by $14.3 million. Our capital additions were primarily for communications equipment, POS terminals, new computer equipment and capitalized software.

Our assets are primarily monetary, consisting of cash, assets convertible into cash, securities owned and receivables. Because of their liquidity, these assets are not significantly affected by inflation. We believe that anticipated replacement costs of equipment, furniture and leasehold improvements will not materially affect operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of services offered by us.

We believe that our available credit and cash generated from operations are adequate to meet our capital and operating needs. EFS National Bank and EFS Federal Savings Bank, our wholly owned financial institution subsidiaries, exceed required regulatory capital ratios.

CONCORD EFS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
June 30, 2001

Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2000, there have been no changes with regard to market risk, requiring further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ending December 31, 2000, refer to Exhibit 99.3 to Amendment No. 1 to our current report on Form 8-K, filed April 16, 2001.

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

EFS National Bank has been named as a defendant in a purported class action lawsuit filed in September 2000 in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that certain of EFS National Bank’s rate and fee changes were improper under Tennessee law due to allegedly deficient notice. The plaintiffs filed an amended complaint alleging that the class consists of at least 60,000 merchants who were subjected to the allegedly improper rate and fee changes. The amended complaint seeks damages in excess of $15 million as well as injunctive relief and unspecified punitive damages, treble damages, attorney fees and costs. A class certification hearing in this matter is presently scheduled to be held this fall. In July 1999, a class action complaint with similar allegations was filed in St. Charles County, Missouri seeking unspecified damages. Although these matters are in the preliminary stages, EFS National Bank believes that the claims against it are without merit and intends to vigorously defend against all claims.

Card Payment Systems, a Concord subsidiary, has been named as a defendant in a class action suit filed in April 2001 in the District Court, Harrison County, Texas. Plaintiffs allege that the subsidiary has violated Section 227(b)(1)(C) of the Telephone Consumer Protection Act, 47 U.S.C. Section 227 et seq., and Section 35.47(g) of the Texas Business and Commerce Code by sending unsolicited advertisements by facsimile. Plaintiffs seek injunctive relief and statutory damages in the amount of $500 per facsimile and treble damages in the amount of $1,500 per facsimile for willful or knowing violations of the statutes. The full amount of damages sought by plaintiffs is not known at this time. Card Payment Systems filed an answer on or about May 17,2001, denying all liability to Plaintiffs and intends to vigorously defend itself against all claims.

We are also a party to various routine lawsuits arising out of the conduct of our business, none of which is expected to have a material adverse effect upon our financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Pursuant to the stockholder vote at our annual meeting, on June 1, 2001, we filed a Certificate of Amendment with the Delaware Secretary of State, amending our Certificate of Incorporation to increase the number of authorized shares of our common stock to 750,000,000 shares, $0.33 1/3 par value. Holders of our common stock are not entitled to preemptive rights to purchase our common stock. The authorized shares of common stock can be issued without stockholder approval upon such terms and in consideration of such amounts as the Board of Directors determines is in our best interests. The authorization of additional shares of common stock has no dilutive effect upon the proportionate voting power of our present stockholders. However, issuance of additional shares could have a substantial dilutive effect on present stockholders.

Our issuance of additional shares of common stock may also make it more difficult to obtain stockholder approval of various actions, such as a merger or other corporate combination. The increase in the number of authorized shares of common stock could enable the Board of Directors to render more difficult an attempt by another person or entity to obtain control of Concord, although the Board of Directors has no present intention of issuing additional shares for such purpose and has no present knowledge of any takeover efforts by any person or entity.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders held on May 24, 2001, our stockholders elected the following nominees to the Board of Directors, with votes cast as follows:

•	Douglas C. Altenbern—192,853,658 shares for and 3,204,668 abstentions;

•	J. Richard Buchignani—191,809,324 shares for and 4,249,002 abstentions;

•	Ronald V. Congemi—180,841,490 shares for and 15,216,836 abstentions;

•	Richard M. Harter—191,784,927 shares for and 4,273,399 abstentions;

•	Richard P. Kiphart—192,314,696 shares for and 3,743,630 abstentions;

•	Edward A. Labry III—180,965,020 shares for and 15,093,306 abstentions;

•	Jerry D. Mooney—192,847,168 shares for and 3,211,158 abstentions;

•	Dan M. Palmer—181,023,698 shares for and 15,034,628 abstentions; and

•	Paul L. Whittington—192,866,718 shares for and 3,201,608 abstentions.

There were no votes cast against any nominee, and there were 500 broker non-votes with respect to each nominee.

At the annual meeting, our stockholders also approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock, with votes cast as follows: 191,043,288 shares for, 4,480,059 shares against or withheld, 533,979 abstentions and 1,500 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger among Concord EFS, Inc., Orion Acquisition Corp. and Star Systems, Inc., dated as of October 6, 2000, is incorporated herein by reference to Exhibit 10 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 14, 2000.

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to Concord’s registration statement on Form S-3 (File No. 333-61084), filed on June 4, 2001.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

(b)  Reports on Form 8-K

On July 18, 2001, we filed a current report on Form 8-K to report, under Item 5 of that form, factors that could cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements made from time to time pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORD EFS, INC.

Date: August 7, 2001	By:	/s/ Dan M. Palmer

Dan M. Palmer

Chairman of the Board and

Chief Executive Officer

Date: August 7, 2001	By:	/s/ Edward T. Haslam

Edward T. Haslam

Senior Vice President,

Chief Financial Officer and Treasurer

CONCORD EFS, INC. AND SUBSIDIARIES
FORM 10-Q LISTING OF EXHIBITS

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger among Concord EFS, Inc., Orion Acquisition Corp. and Star Systems, Inc., dated as of October 6, 2000, is incorporated herein by reference to Exhibit 10 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 14, 2000.

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to Concord’s registration statement on Form S-3 (File No. 333-61084), filed on June 4, 2001.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.