Form 10-Q
period 2001-09-30
CONCORD EFS INC
filed 2001-11-09
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 000-13848

CONCORD EFS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2462252

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2525 Horizon Lake Drive, Suite 120, Memphis, Tennessee 38133
(Address of Principal Executive Offices)

(901) 371-8000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    No

The number of shares of the registrant’s Common Stock, $0.33 1/3 par value, outstanding as of October 31, 2001 was 503,743,150.

CONCORD EFS, INC. AND SUBSIDIARIES

Index

Page Number

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	1

Condensed Consolidated Statements of Income for Three Months and Nine Months ended September 30, 2001 and September 30, 2000	2

Condensed Consolidated Statements of Cash Flows for Nine Months ended September 30, 2001 and September 30, 2000	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

PART II — Other Information

Item 1. Legal Proceedings	20

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21

CONCORD EFS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2001	2000

	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$442,265	$231,762

Securities available for sale	1,114,124	649,425

Accounts receivable, net	346,424	307,756

Inventories	19,779	15,087

Prepaid expenses and other current assets	34,036	22,125

Deferred income taxes	2,876	6,732

TOTAL CURRENT ASSETS	1,959,504	1,232,887

Loans, net	95,117	78,654

Property and equipment, net	229,972	214,662

Goodwill, net	161,433	150,049

Other intangible assets, net	83,540	75,644

Other assets	13,869	9,769

TOTAL ASSETS	$2,543,435	$1,761,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other liabilities	$364,539	$296,980

Deposits	164,864	125,834

Accrued liabilities	39,924	48,307

Accrued restructuring charges	38,417	3,410

Income taxes payable	64,153	—

Current maturities of long-term debt	—	3,357

TOTAL CURRENT LIABILITIES	671,897	477,888

Long-term debt	119,483	109,911

Deferred income taxes	17,020	31,871

Other liabilities	4,616	6,412

TOTAL LIABILITIES	813,016	626,082

Commitments and contingent liabilities	—	—

Minority interest in subsidiary	3,195	3,052

STOCKHOLDERS’ EQUITY
Common stock	167,913	80,485

Other stockholders’ equity	1,559,311	1,052,046

TOTAL STOCKHOLDERS’ EQUITY	1,727,224	1,132,531

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,543,435	$1,761,665

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands, except per share data)
Revenue	$437,074	$363,908	$1,233,398	$1,005,673

Cost of operations	304,414	259,315	874,301	722,601

Selling, general and administrative expenses	22,348	23,633	68,874	69,515

Acquisition and restructuring charges	—	10,915	125,362	11,691

OPERATING INCOME	110,312	70,045	164,861	201,866

Other income (expense)

Interest income	19,702	12,866	50,424	33,866

Interest expense	(3,510)	(2,918)	(9,890)	(7,931)

INCOME BEFORE TAXES AND MINORITY INTEREST	126,504	79,993	205,395	227,801

Income taxes	44,910	29,586	78,438	83,296

INCOME BEFORE MINORITY INTEREST	81,594	50,407	126,957	144,505

Minority interest in net income of subsidiary	138	161	311	465

NET INCOME	$81,456	$50,246	$126,646	$144,040

Pro forma provision for income taxes	—	—	—	260

PRO FORMA NET INCOME	$81,456	$50,246	$126,646	$143,780

PER SHARE DATA:

Basic and pro forma basic earnings per share	$0.16	$0.11	$0.26	$0.30

Diluted and pro forma diluted earnings per share	$0.16	$0.10	$0.25	$0.29

AVERAGE SHARES OUTSTANDING:

Basic shares	503,193	478,218	491,102	477,685

Diluted shares	524,510	497,956	512,319	493,364

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,

	2001	2000

	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES	$317,020	$229,058

INVESTING ACTIVITIES
Acquisition of securities available for sale	(948,255)	(182,531)

Proceeds from sales of securities available for sale	374,553	39,209

Proceeds from maturity of securities available for sale	127,391	20,528

Purchases of loans	(30,915)	(53,657)

Acquisition of property and equipment	(82,881)	(59,830)

Purchased merchant contracts	(22,581)	(25,471)

Business acquisition	(19,700)	—

Other investing activity	7,952	10,003

NET CASH USED IN INVESTING ACTIVITIES	(594,436)	(251,749)

FINANCING ACTIVITIES
Net increase in deposits	39,030	18,940

Proceeds from notes payable	21,000	24,000

Payments on notes payable	(14,444)	(21,487)

Proceeds from offering of common stock	421,930	—

Proceeds from exercise of stock options	21,620	7,326

Payments on leases payable	(1,217)	(2,392)

Activity by pooled subsidiaries	—	(2,901)

NET CASH PROVIDED BY FINANCING ACTIVITIES	487,919	23,486

NET INCREASE IN CASH AND CASH EQUIVALENTS	210,503	795

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	231,762	173,099

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$442,265	$173,894

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 1 to the Concord EFS, Inc. and Subsidiaries (Concord) current report on Form 8-K filed April 16, 2001 for the year ended December 31, 2000.

Nature of Operations: Concord is a vertically integrated electronic transaction processor. Concord acquires, routes, authorizes, captures and settles virtually all types of electronic payment and deposit access transactions for financial institutions and merchants nationwide. Concord’s primary activities consist of Network Services, which provides automated teller machine (ATM) processing, debit card processing, deposit risk management and coast-to-coast debit network access principally for financial institutions, and Payment Services, which provides payment processing for supermarkets, major retailers, petroleum dealers, convenience stores, trucking companies and independent retailers.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of Concord and its subsidiaries after elimination of all material intercompany balances and transactions.

Business Combinations: The condensed consolidated financial statements have been restated for all transactions accounted for as poolings-of-interests to combine the financial position, results of operations and cash flows of the respective companies for all periods presented. Transactions accounted for under the purchase method of accounting reflect the net assets of the acquired company at fair value on the date of acquisition, and the excess of the purchase price over fair value of the assets is recorded as goodwill. The results of operations of the purchased company are included since the date of acquisition.

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

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation, continued

Concord will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The effect of the application of the non-amortization provisions of the Statement will be reviewed during the remainder of the year. During 2002, Concord will perform the first of the required impairment tests of goodwill as of January 1, 2002. Concord has not yet determined what the effect of these tests will be on its earnings and financial position.

Note B – Business Combinations

On February 1, 2001 Concord acquired Star Systems, Inc. (STARSM), a debit network. The acquisition was accounted for as a pooling-of-interests transaction in which Concord issued approximately 48.0 million shares of its common stock.

On August 21, 2000 Concord acquired Cash Station, Inc. (Cash Station®), a debit network. The acquisition was accounted for as a pooling-of-interests transaction in which Concord issued approximately 5.0 million shares of its common stock.

On January 31, 2000 Concord acquired National Payment Systems Inc. d/b/a Card Payment Systems, a reseller of payment processing services. The acquisition was accounted for as a pooling-of-interests transaction in which Concord issued approximately 12.5 million shares of its common stock.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B – Business Combinations, continued

The following table presents selected financial information split among Concord, Card Payment Systems, Cash Station and STAR:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands, except per share data)
Revenue:

Concord	$437,074	$318,700	$1,218,526	$862,543

Card Payment Systems (1)	—	—	—	4,047

Cash Station (2)	—	—	—	9,495

STAR (3)	—	47,066	15,396	134,856

Intercompany eliminations (4)	—	(1,858)	(524)	(5,268)

Combined revenue	$437,074	$363,908	$1,233,398	$1,005,673

Pro forma net income:

Concord	$81,456	$44,053	$123,718	$126,979

Card Payment Systems (1)	—	—	—	650

Cash Station (2)	—	—	—	816

STAR (3)	—	6,193	2,928	15,595

Pro forma provision for Card Payment Systems income taxes (5)	—	—	—	(260)

Combined pro forma net income	$81,456	$50,246	$126,646	$143,780

Pro forma basic earnings per share combined	$0.16	$0.11	$0.26	$0.30

Pro forma diluted earnings per share combined	$0.16	$0.10	$0.25	$0.29

(1)	The 2000 amounts reflect the results of Card Payment Systems operations from January 1, 2000 through January 31, 2000. Results of operations from February 1, 2000 are included in Concord amounts.

(2)	The 2000 amounts reflect the results of Cash Station operations from January 1, 2000 through June 30, 2000. Results of operations from July 1, 2000 are included in Concord amounts.

(3)	The three months ended September 30, 2000 amounts reflect the results of STAR operations from July 1, 2000 through September 30, 2000. The nine months ended September 30, 2000 amounts reflect the results of STAR operations from January 1, 2000 through September 30, 2000. The 2001 amounts reflect the results of STAR operations from January 1, 2001 through January 31, 2001. Results of operations from February 1, 2001 are included in Concord amounts.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B – Business Combinations, continued

(4)	All material activity between Concord and STAR has been eliminated.

(5)	The results of operations include pro forma income taxes that would have been required if Card Payment Systems had been a taxable corporation. The former owners of Card Payment Systems were responsible for income taxes for the periods prior to the merger.

Concord owns a majority interest in Primary Payment Systems, Inc., a deposit risk management company. In April 2001 Concord increased its ownership position in Primary Payment Systems to 85% through the purchase of newly issued shares, which largely funded Primary Payment Systems’ acquisition of Wally Industries, Inc. d/b/a WJM Technologies. Primary Payment Systems is immaterial to Concord’s financial statements.

On February 7, 2000 Concord acquired Virtual Cyber Systems, Inc., an Internet software development company. The acquisition of Virtual Cyber Systems, for which Concord paid approximately $2.0 million, was accounted for as a purchase transaction and was immaterial to Concord’s financial statements.

Acquisition and restructuring charges were $125.4 million ($86.4 million, net of taxes) for the three months ended March 31, 2001. The expenses and charges were a result of a company-wide consolidation plan to address areas of operating redundancies created by recent acquisitions. The plan includes consolidation of data centers and other facilities to eliminate redundancies, the reassignment or termination of certain employees timed to coincide with the integration of redundant processing platforms and the functional integration of the STAR organization into Concord. The charges included $63.9 million for combining various processing platforms, $16.0 million for the consolidation of duplicate products and internal systems, $15.6 million for accounting, legal and advisory fees, $19.1 million for the termination of certain data center services contracts, $9.8 million for compensation and severance costs and $1.0 million for other expenses. In connection with the consolidation plan, Concord expects to eliminate approximately 250 positions, 200 of which were eliminated as of September 30, 2001. Compensation and severance costs paid and charged against the restructuring charge accrual were $5.7 million through September 30, 2001. As of September 30, 2001, $38.4 million of the acquisition and restructuring expenses were accrued but unpaid.

As of September 30, 2001, there was no remaining balance related to the 2000 Cash Station restructuring charge accrual.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B – Business Combinations, continued

The following table presents a summary of activity in the 2001 restructuring charge accrual, in thousands:

Balance, December 31, 2000	$—

Acquisition and restructuring charges	125,362

Cash outlays	67,029

Non-cash writedowns and charges	19,916

Balance, September 30, 2001	$38,417

The following table presents a summary of the components of the 2001 restructuring charge accrual, in thousands:

Office closings and operational de-conversions	$25,305

Contract terminations	7,905

Compensation and severance	4,050

Other	1,157

Balance, September 30, 2001	$38,417

Note C – Stock Split

The Board of Directors approved a two-for-one stock split on August 30, 2001. Shareholders of record as of September 14, 2001 were distributed additional shares on September 28, 2001. All share data, earnings per share and per share data have been restated to reflect the stock split.

Note D – Offering of Common Stock

In June 2001, Concord issued and sold 17,758,000 shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Pursuant to the same registration statement, the selling stockholders named in the registration statement sold 34,063,698 shares of Concord common stock. Most of the selling stockholders were the previous owners of STAR who received unregistered common stock of Concord in connection with the February 1, 2001 acquisition. Net of the underwriting discount of the offering, Concord received $421.9 million for the common stock it issued and sold. Concord did not receive any proceeds from the sale of shares by the selling stockholders.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note E – Comprehensive Income

Total comprehensive income was $84.4 million and $53.4 million for the three months ended September 30, 2001 and 2000, respectively. Total comprehensive income was $135.9 million and $148.8 million for the nine months ended September 30, 2001 and 2000, respectively. Comprehensive income includes net income and the change in the unrealized gain or loss on securities available for sale arising during the period.

Note F – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands, except per share data)
Numerator:

Net income	$81,456	$50,246	$126,646	$144,040

Denominator:

Denominator for basic earnings per share, weighted-average shares	503,193	478,218	491,102	477,685

Effect of dilutive employee stock options	21,317	19,738	21,217	15,679

Denominator for diluted earnings per share, adjusted weighted-average shares and assumed conversions	524,510	497,956	512,319	493,364

Basic earnings per share	$0.16	$0.11	$0.26	$0.30

Diluted earnings per share	$0.16	$0.10	$0.25	$0.29

Excluding acquisition costs and restructuring charges and related taxes, diluted earnings per share for the nine months ended September 30, 2001 and 2000 were $0.42 and $0.31, respectively. Earnings per share and related per share data have been restated to reflect all stock splits.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note G – Operations by Business Segment

Concord has two reportable segments: Network Services and Payment Services.

Concord’s revenue from Network Services consists of processing fees for driving and monitoring ATMs, processing fees for managing debit card records, access and switching fees for network access and fees and other surcharges charged for proprietary ATMs.

Payment Services revenue results from processing payment transactions made by credit cards (such as VISA, MasterCard, Discover, American Express and Diners Club) and debit cards (such as STAR, Pulse and NYCE). Payment Services also includes providing payment cards that enable drivers of trucking companies to purchase fuel and obtain cash advances at truck stops.

Industry segment information for the three months and nine months ended September 30, 2001 and 2000 is presented below, in thousands.

	Three months ended September 30, 2001

	Network	Payment
	Services	Services	Other	Total

Revenue	$165,188	$271,886	$—	$437,074

Cost of operations	84,239	220,175	—	304,414

Selling, general and administrative expenses	—	—	22,348	22,348

Acquisition and restructuring charges	—	—	—	—

Taxes and interest, net	—	—	28,718	28,718

Minority interest in subsidiary	—	—	138	138

Net income (loss)	$80,949	$51,711	$(51,204)	$81,456

	Three months ended September 30, 2000

	Network	Payment
	Services	Services	Other	Total

Revenue	$130,717	$233,191	$—	$363,908

Cost of operations	72,594	186,721	—	259,315

Selling, general and administrative expenses	—	—	23,633	23,633

Acquisition and restructuring charges	10,915	—	—	10,915

Taxes and interest, net	—	—	19,638	19,638

Minority interest in subsidiary	—	—	161	161

Net income (loss)	$47,208	$46,470	$(43,432)	$50,246

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note G – Operations by Business Segment, continued

	Nine months ended September 30, 2001

	Network	Payment
	Services	Services	Other	Total

Revenue	$469,795	$763,603	$—	$1,233,398

Cost of operations	254,288	620,013	—	874,301

Selling, general and administrative expenses	—	—	68,874	68,874

Acquisition and restructuring charges	103,575	21,787	—	125,362

Taxes and interest, net	—	—	37,904	37,904

Minority interest in subsidiary	—	—	311	311

Net income (loss)	$111,932	$121,803	$(107,089)	$126,646

	Nine months ended September 30, 2000

	Network	Payment
	Services	Services	Other	Total

Revenue	$366,700	$638,973	$—	$1,005,673

Cost of operations	213,794	508,807	—	722,601

Selling, general and administrative expenses	—	—	69,515	69,515

Acquisition and restructuring charges	10,915	776	—	11,691

Taxes and interest, net	—	—	57,361	57,361

Minority interest in subsidiary	—	—	465	465

Net income (loss)	$141,991	$129,390	$(127,341)	$144,040

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors, including those set forth in this paragraph. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to: (i) the failure to successfully execute our corporate consolidation plan, (ii) the loss of key personnel or inability to attract additional qualified personnel, (iii) the loss of key customers, (iv) increasing competition, (v) changes in card association rules and practices, (vi) the inability to remain current with rapid technological change, (vii) risks related to acquisitions, (viii) the imposition of additional state taxes, (ix) continued consolidation in the banking and retail industries, (x) business cycles and the credit risk of our merchant customers, (xi) the outcome of litigation involving VISA and MasterCard, (xii) utility and system interruptions or processing errors, (xiii) susceptibility to fraud at the merchant level, (xiv) changes in card association fees, products or practices, (xv) restrictions on surcharging, (xvi) changes in rules and regulations governing financial institutions and (xvii) volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. See the cautionary statements included as Exhibit 99.1 to our current report on Form 8-K filed on July 18, 2001 for a more detailed discussion of the foregoing and other factors.

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

Network Services includes terminal driving and monitoring for ATMs, transaction routing and authorization via the combined STARSM MAC® and Cash Station® debit network as well as other debit networks, deposit risk management and real-time card management and authorization for personal identification number (PIN)-secured debit and signature debit cards. In addition, we operate the network switch that connects a coast-to-coast network of ATMs and point-of-sale (POS) locations that accept debit cards issued by our member financial institutions. Our network access services include transaction switching and settlement.

We recently expanded our debit network in our Network Services area through two acquisitions. On February 1, 2001 we completed our acquisition of Star Systems, Inc. (STAR), the nation’s largest PIN-secured debit network, based in Maitland, Florida. The merger was accounted for as a pooling-of-interests transaction in which we exchanged approximately 48.0 million shares of our common stock for

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview, continued

all of STAR’s outstanding common stock. On August 21, 2000 we completed our acquisition of Cash Station, Inc. (Cash Station), a leading Midwest PIN-secured debit network based in Chicago, Illinois. This acquisition was accounted for as a pooling-of-interests transaction in which we exchanged approximately 5.0 million shares of our stock for all of the outstanding common stock of Cash Station.

Payment Services provides the systems and processing that allow retail clients to accept virtually any type of electronic payment, including all card types — credit, debit, electronic benefits transfer (EBT), prepaid and proprietary cards – as well as a variety of check-based options. We focus on providing payment processing services to selected segments, with specialized systems designed for supermarkets, gas stations, convenience stores and restaurants. Payment Services also includes providing payment cards that enable drivers of trucking companies to purchase fuel and obtain cash advances at truck stops. Our services are completely turn-key, providing merchants with POS terminal equipment, transaction routing and authorization, settlement, funds movement and sponsorship into all credit card associations (such as VISA and MasterCard) and debit networks (such as STAR, Pulse and NYCE).

Early in 2000 we completed two acquisitions in the Payment Services area. On February 7, 2000 we completed our acquisition of Virtual Cyber Systems, Inc., an Internet software development company. This acquisition, for which we paid approximately $2.0 million, was accounted for as a purchase transaction and was immaterial to our financial statements. On January 31, 2000 we completed our acquisition of National Payment Systems Inc. d/b/a/ Card Payment Systems, a New York-based reseller of payment processing services. Card Payment Systems provides card-based payment processing services to independent sales organizations, which in turn sell those services to merchants. The acquisition was accounted for as a pooling-of-interests transaction in which we exchanged approximately 12.5 million shares of our stock for all the outstanding shares of Card Payment Systems’ common stock.

Restatement of Historical Financial Information

The financial information for prior periods presented below and elsewhere in this report has been restated for the results of STAR, Cash Station and Card Payment Systems in accordance with the pooling-of-interests method of accounting for business combinations. The financial information includes the financial position, operating results and cash flows for all periods presented.

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

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Components of Revenue and Expenses, continued

A principal component of our revenue is derived from Network Services (37.8% and 35.9% for the three months ended September 30, 2001 and 2000 and 38.1% and 36.5% for the nine months ended September 30, 2001 and 2000). Network Services revenue consists of processing fees for driving and monitoring ATMs, processing fees for managing debit card records and access and switching fees for network access. We recognize this revenue at the time of the transaction.

The majority of our revenue (62.2% and 64.1% for the three months ended September 30, 2001 and 2000 and 61.9% and 63.5% for the nine months ended September 30, 2001 and 2000) is generated from fee income related to Payment Services. Revenue from Payment Services primarily includes discount fees charged to merchants, which are a percentage of the dollar amount of each credit card transaction we process, as well as a flat fee per transaction. The discount fee is negotiated with each merchant and typically constitutes a bundled rate for the transaction authorization, processing, settlement and funds transfer services we provide. The balance of Payment Services revenue is derived from transaction fees for processing debit card and EBT card transactions, check verification and authorization services and sales of POS terminals. We recognize this revenue at the time of the transaction.

The following table is a listing of revenue by segment for the periods indicated:

	Three months		Nine months
	ended September 30,		ended September 30,

	2001	2000	2001	2000

	(in millions)		(in millions)

Network Services	$165.2	$130.7	$469.8	$366.7

Payment Services	271.9	233.2	763.6	639.0

Total	$437.1	$363.9	$1,233.4	$1,005.7

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

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Components of Revenue and Expenses, continued

The following table lists cost of operations by segment for the periods indicated:

	Three months		Nine months
	ended September 30,		ended September 30,

	2001	2000	2001	2000

	(in millions)		(in millions)

Network Services	$84.2	$72.6	$254.3	$213.8

Payment Services	220.2	186.7	620.0	508.8

Total	$304.4	$259.3	$874.3	$722.6

Our selling, general and administrative expenses include certain salaries and wages and other general administrative expenses. These costs are not allocated to the reportable segments.

Results of Operations

The following table shows, for the periods indicated, the percentage of revenue represented by certain items on our consolidated statements of income:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of operations	69.7	71.3	70.9	71.9

Selling, general and administrative expenses	5.1	6.5	5.6	6.9

Acquisition and restructuring charges	—	3.0	10.1	1.2

Operating income	25.2	19.2	13.4	20.0

Interest income, net	3.7	2.7	3.3	2.6

Income before taxes	28.9	21.9	16.7	22.6

Income taxes	10.3	8.1	6.4	8.3

Net income	18.6%	13.8%	10.3%	14.3%

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2001 Compared to 2000

Revenue in the third quarter 2001 increased 20.1% to $437.1 million from $363.9 million in 2000. In the third quarter 2001 Network Services accounted for 37.8% of revenue, and Payment Services accounted for 62.2%. Network Services revenue in the third quarter 2001 increased 26.4% compared to 2000 as a result of the addition of new network and processing customers and increases in transaction volumes. The increased transaction volumes resulted primarily from increased use of our network debit cards for payment at the point of sale. Revenue from Payment Services in the third quarter 2001 increased 16.6% compared to 2000, due primarily to increased transaction volumes. The increased volumes resulted from the addition of new merchants and the widening acceptance of debit and EBT card transactions at new and existing merchants.

Cost of operations decreased in the third quarter 2001 to 69.7% of revenue compared to 71.3% in 2000. This decrease was due primarily to a decrease, as a percentage of revenue, in certain operating costs such as telecommunications, payroll expenses and depreciation and amortization expenses.

In the third quarter 2001 selling, general and administrative expenses decreased, as a percentage of revenue, to 5.1% from 6.5% in 2000. Overall, selling, general and administrative expenses decreased to $22.3 million in the third quarter 2001 from $23.6 million in 2000. This decrease is primarily attributable to less direct marketing expense and reduced headcount.

There were no acquisition and restructuring charges in the third quarter 2001 compared to $10.9 million in 2000 related to the acquisition of Cash Station.

Excluding acquisition and restructuring charges, operating income as a percentage of revenue increased to 25.2% in the third quarter 2001 from 22.3% in 2000. This increase in operating income resulted from our company-wide consolidation activities and continuing focus on cost control.

Net interest income improved as a percentage of revenue to 3.7% in the third quarter 2001 compared to 2.7% in 2000. The improvement was the result of returns we received from investing available cash, which increased the third quarter interest income by 53.1% over 2000.

Our overall tax rate decreased to 35.5% in the third quarter 2001 compared to 37.0% in 2000. Excluding acquisition and restructuring charges, the tax rate was 36.3% in 2000.

Net income, as a percentage of revenue, increased to 18.6% in the third quarter 2001 from 13.8% in 2000. Excluding acquisition and restructuring charges, net income as a percentage of revenue was 15.9% in 2000. This increase is the result of improved margins, reduced selling, general and administrative expenses and increased interest income.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 Compared to 2000

Revenue in the nine months ended September 30, 2001 increased 22.6% to $1,233.4 million from $1,005.7 million in 2000. In the nine months ended September 30, 2001 Network Services accounted for 38.1% of revenue, and Payment Services accounted for 61.9%. Network Services revenue in the nine months ended September 30, 2001 increased 28.1% compared to 2000 as a result of the addition of new network and processing customers and increases in transaction volumes. The increased transaction volumes resulted primarily from increased use of our network debit cards for payment at the point of sale. Revenue from Payment Services in the nine months ended September 30, 2001 increased 19.5% compared to 2000, due primarily to increased transaction volumes. The increased volumes resulted from the addition of new merchants and the widening acceptance of debit and EBT card transactions at new and existing merchants.

Cost of operations in the nine months ended September 30, 2001 decreased to 70.9% of revenue compared to 71.9% in 2000. This decrease was due primarily to a decrease, as a percentage of revenue, in certain operating costs such as telecommunications, payroll expenses and depreciation and amortization expenses.

In the nine months ended September 30, 2001 selling, general and administrative expenses decreased, as a percentage of revenue, to 5.6% from 6.9% in 2000. Overall, selling, general and administrative expenses decreased to $68.9 million in the nine months ended September 30, 2001 from $69.5 million in 2000. This decrease is primarily attributable to less direct marketing expense and reduced headcount.

Acquisition and restructuring charges in the nine months ended September 30, 2001 were $125.4 million compared to $11.7 million in 2000. In the first quarter of 2001, we initiated a company-wide consolidation plan to address areas of operating redundancies created by our recent acquisitions. The plan includes consolidation of data centers and other facilities to eliminate redundancies, the reassignment or termination of certain employees timed to coincide with the integration of redundant processing platforms and the functional integration of the STAR organization into Concord. During the next six months we intend to take steps to capture synergies within our network operations and align our resources across the enterprise for greater efficiency and improved service delivery. During the first quarter of 2001, we incurred a charge of $125.4 million ($86.4 million, net of taxes) related to our consolidation plan, including costs incurred in combining operating platforms and facilities, communications conversion costs, asset write-offs, severance and compensation costs, as well as investment banking fees and advisory, legal and accounting fees incurred in the acquisition of STAR.

We accrued charges of $63.9 million for combining various STAR processing platforms and facilities that will be closed and consolidated. We also accrued $16.0 million for duplicate products and systems such as abandoned products and internal systems that do not support our new network strategy. Various data center services contracts were terminated as part of the overall restructuring, for which we accrued $19.1 million. The consolidation of products, services, processing platforms and facilities created personnel duplications. As a result, we accrued compensation and severance costs of $9.8 million to diminish redundancies and consolidate operational groups. In addition to these charges, we also incurred other expenses of $1.0 million and legal, accounting and advisory fees totaling $15.6 million in connection with the STAR merger.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 Compared to 2000, continued

In the nine months ended September 30, 2001, $86.9 million of expenses were charged against the restructuring accrual. These expenses were primarily related to combining processing platforms and facilities, duplicate products and systems, legal, accounting and advisory fees and data center services contract terminations.

Excluding acquisition and restructuring charges, operating income as a percentage of revenue increased in the nine months ended September 30, 2001 to 23.5% from 21.2% in 2000. This increase in operating income resulted from our company-wide consolidation activities and continuing focus on cost control.

Net interest income improved as a percentage of revenue to 3.3% in the nine months ended September 30, 2001 compared to 2.6% in 2000. The improvement was the result of returns we received from investing available cash, which increased interest income in the nine months ended September 30, 2001 by 48.9% compared to 2000.

Our overall tax rate increased to 38.2% in the nine months ended September 30, 2001 compared to 36.6% in 2000. Excluding acquisition and restructuring charges, the tax rate was 35.5% in the nine months ended September 30, 2001 compared to 36.2% in 2000.

Net income, as a percentage of revenue, decreased to 10.3% in the nine months ended September 30, 2001 from 14.3% in 2000, due primarily to the acquisition and restructuring charges. Excluding these charges and related tax items, net income, as a percentage of revenue, increased to 17.3% for the nine months ended September 30, 2001 compared to 15.1% in 2000. This increase is the result of improved margins, reduced selling, general and administrative expenses and increased interest income.

Liquidity and Capital Resources

In the nine months ended September 30, 2001, we generated $317.0 million from operating activities. We also received $421.9 million from our stock offering, $21.0 million in proceeds from Federal Home Loan Bank advances, and $21.6 million from stock issued for exercises of options under our stock option plan. From cash provided by operating and financing activities, we invested $446.3 million in securities, net of sales and maturities. We also spent $82.9 million on capital additions, $19.7 million for a business acquisition and $22.6 million to purchase merchant contracts. Additionally, we reduced debt by $14.4 million. Our capital additions were primarily for communications equipment, POS terminals, new computer equipment and capitalized software.

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

CONCORD EFS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2000, there have been no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ending December 31, 2000, refer to Exhibit 99.3 to Amendment No. 1 to our current report on Form 8-K, filed April 16, 2001.

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Pending proceedings and developments that may be considered material were reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, filed with the Securities and Exchange Commission on May 15, 2001 and August 7, 2001, respectively. We are also a party to various routine lawsuits arising out of the conduct of our business, none of which is expected to have a material adverse effect upon our financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of October 6, 2000, among Concord EFS, Inc., Orion Acquisition Corp. and Star Systems, Inc. is incorporated herein by reference to Exhibit 10 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 14, 2000.

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to Concord’s registration statement on Form S-3 (File No. 333-61084), filed on June 4, 2001.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORD EFS, INC.

Date: November 9, 2001	By:	/s/ Dan M. Palmer Dan M. Palmer Chairman of the Board and Chief Executive Officer

Date: November 9, 2001	By:	/s/ Edward T. Haslam Edward T. Haslam Senior Vice President, Chief Financial Officer and Treasurer

CONCORD EFS, INC. AND SUBSIDIARIES
FORM 10-Q LISTING OF EXHIBITS

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of October 6, 2000, among Concord EFS, Inc., Orion Acquisition Corp. and Star Systems, Inc. is incorporated herein by reference to Exhibit 10 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 14, 2000.

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to Concord’s registration statement on Form S-3 (File No. 333-61084), filed on June 4, 2001.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.