Form 10-K
period 2001-12-31
CONCORD EFS INC
filed 2002-02-26
CIK 740112

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001
                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 15, 2002 was $14,500,446,855.

     The number of shares of the registrant's Common Stock outstanding as of February 15, 2002 was 508,172,778.

DOCUMENTS INCORPORATED BY REFERENCE

     Filings made by companies with the Securities and Exchange Commission (SEC) sometimes "incorporate information by reference." This means that the company is referring you to information that either was previously filed or will be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

     . Information contained in our Annual Report to Stockholders for the fiscal year ended December 31, 2001 is incorporated by reference in response to Items 1, 5, 6, 7, 7a, and 8.

     . Information contained in our Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 23, 2002 is incorporated herein by reference in response to Items 10, 11, 12, and 13.

FORWARD-LOOKING STATEMENTS

     This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those set forth in this paragraph. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: (i) the failure to successfully execute our corporate consolidation plan, (ii) the loss of key personnel or inability to attract additional qualified personnel, (iii) the loss of key customers, (iv) increasing competition, (v) changes in card association rules and practices,
(vi) the inability to remain current with rapid technological change, (vii) risks related to acquisitions, (viii) the imposition of additional state taxes,
(ix) continued consolidation in the banking and retail industries, (x) business cycles and the credit risk of our merchant customers, (xi) the outcome of litigation involving VISA and MasterCard, (xii) utility and system interruptions or processing errors, (xiii) susceptibility to fraud at the merchant level,
(xiv) changes in card association fees, products, or practices, (xv) restrictions on surcharging, (xvi) rules and regulations governing financial institutions and changes in such rules and regulations, and (xvii) volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time. See the cautionary statements included as Exhibit 99.2 to this Form 10-K for a more detailed discussion of the foregoing and other factors.

INDUSTRY SOURCES

     Unless otherwise noted, the industry information provided in this Form 10-K, including the industry rankings, is based upon information contained in the following industry publications:

     . Thomson Financial's EFT Data Book 2002 Edition, for share of point of sale personal identification number (PIN)-secured debit transactions processed and share of PIN-secured debit payment transactions as of March 2001,

     . Thomson Financial's EFT Data Book 2002 Edition, for share of PIN-secured debit payment transactions, based on 2000 transactions,

     . Thomson Financial's 2002 Card Industry Directory, for share of automated teller machines driven as of March 2001,

     . The Nilson Report, Issue No. 751, for share of annual PIN-secured and signature debit payment transactions among the debit networks, based on 2000 transactions, and

     . The Nilson Report, Issue 739, for share of dollar volume of credit and signature debit card payments, based on 2000 transactions.

We believe these publications contain the most current industry information published on the matters referenced, as of the date of this Form 10-K.

                                CONCORD EFS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

Item 1.  BUSINESS .............................................................  1

Item 2.  PROPERTIES ........................................................... 12

Item 3.  LEGAL PROCEEDINGS .................................................... 13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................. 14

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS .................................................. 14

Item 6.  SELECTED FINANCIAL DATA .............................................. 15

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ................................................ 15

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........... 15

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................... 15

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES ................................................ 16

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................... 16

Item 11. EXECUTIVE COMPENSATION ............................................... 16

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....... 16

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................... 16

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K .... 17

                                     PART I

Item 1. BUSINESS

Overview

     Concord EFS, Inc. is a leading, vertically integrated electronic transaction processor. We acquire, route, authorize, capture, and settle virtually all types of electronic payment and deposit access transactions for financial institutions and merchants nationwide. Our primary activities consist of Network Services, which provides automated teller machine (ATM) processing, debit card processing, deposit risk management, and coast-to-coast debit network access principally for financial institutions, and Payment Services, which provides payment processing for supermarkets, major retailers, petroleum dealers, convenience stores, restaurants, trucking companies, and independent retailers. In 2001 we processed approximately 9.1 billion transactions.

Services

     Network Services. Network Services includes terminal driving and monitoring for ATMs, transaction routing and authorization via the combined STAR(sm), MAC(R), and Cash Station(R) debit network as well as other debit networks, deposit risk management, and real-time card management and authorization for personal identification number (PIN)-secured debit and signature debit cards. In addition, we operate the network switch that connects a coast-to-coast network of ATMs and point of sale (POS) locations that accept debit cards issued by our member financial institutions. Our network access services include transaction switching and settlement. In 2001 we processed approximately 2.3 billion PIN-secured debit transactions and approximately 3.2 billion ATM transactions.

     Our debit network has been built primarily through the acquisition of a number of regional debit networks, giving us a non-bankcard association, coast-to-coast debit network. In 1999, through our acquisition of Electronic Payment Services, Inc., we acquired the MAC network, which is concentrated in the Northeastern United States. In 2000, through our acquisition of Cash Station, Inc., we acquired the Cash Station network, which is concentrated in the Midwest. Most recently, in February 2001, we acquired Star Systems, Inc.
(STAR), whose network spans the Western, Southwestern, and Southeastern United States. As a result of these acquisitions, as of December 31, 2001, our estimated 6,200 financial institution customers deployed almost 200,000 ATMs nationwide that carried at least one of our brands (STAR, MAC, or Cash Station).

     We market our debit network services under three different brand names:
STAR, MAC, and Cash Station. We intend to consolidate all of our brands under the STAR brand name by 2004. We believe this will add to the name recognition of STAR as a coast-to-coast electronic funds transfer (EFT) brand.

     Through the approximately 865,000 branded POS locations connected to our combined network, we believe that in 2001 we switched approximately 50% of the total United States PIN-secured debit transactions at the point of sale. We believe that we enjoy a significant competitive advantage by owning a coast-to-coast debit network with the strength of the STAR brand that allows us to effectively cross-sell our services to both Network Services and Payment Services customers.

     For PIN-secured debit transactions using our combined STAR, MAC, and Cash Station debit network and for which we are both the acquiring processor and the debit card processor, we receive (1) a fee from the merchant for acquiring the transaction, (2) a network acquirer fee from the merchant plus a fee from the card issuing financial institution for running the transaction through our network switch, and (3) a fee from the card issuer for obtaining the authorization. For PIN-secured debit transactions that use our network, but where we do not have an acquiring relationship with the merchant and a processing relationship with the issuer, we still earn a network acquirer fee plus a fee for switching the transaction through our network.

     We hold an 85% ownership interest in Primary Payment Systems, Inc., which we believe is an industry leader in deposit account fraud detection systems. Through Primary Payment Systems, we have extended our services to provide deposit risk management services to our customers. Our deposit risk management products provide the financial services and retail industries with tools to reduce deposit account and securities account fraud and its related expense. Primary Payment Systems' products are marketed to financial institutions directly by Primary Payment Systems as well as through our STAR network. Primary Payment Systems also provides us with access to a number of financial institution customers who are customers of Primary Payment Systems but not our debit network.

     In 2001 Primary Payment Systems increased the breadth of its deposit risk management services with the acquisition of Wally Industries, Inc. d/b/a WJM Technologies. WJM provides front-end tools to help identify fraudulent deposit accounts before they are opened and activated. Through its Early Warning(R) software product, WJM screens new banking customer relationships.

     In December 2001 we announced that we had reached an agreement to acquire The Logix Companies, LLC, an electronic transaction processor based in Longmont, Colorado. A private limited liability company, Logix provides financial institutions, retailers, and independent sales organizations with ATM processing, electronic check conversion, identification and authentication services, database development and reporting, and merchant processing services. We expect to close the Logix transaction during the first quarter of 2002, subject to various conditions, including regulatory approval.

     Payment Services. Payment Services provides the systems and processing that allow retail clients to accept virtually any type of electronic payment, including all card types--credit, debit, electronic benefits transfer (EBT), prepaid, and proprietary cards--as well as a variety of check-based options. We focus on providing payment processing services to selected segments, with specialized systems designed for supermarkets, gas stations, convenience stores, and restaurants. In 2001 we processed approximately 3.6 billion of these payment transactions. Payment Services also includes providing payment cards that enable drivers of trucking companies to purchase fuel and obtain cash advances at truck stops. Our services are turn-key, providing merchants with POS terminal equipment, transaction routing and authorization, settlement, funds movement, and sponsorship into all credit card associations (such as VISA and MasterCard) and debit networks (such as STAR, Pulse, and NYCE).

     Early in 2000 we completed two acquisitions in the Payment Services area. In February 2000 we completed our acquisition of Virtual Cyber Systems, Inc., an Internet software development company, and in January 2000 we completed our acquisition of National Payment Systems Inc. d/b/a Card Payment Systems, a New York-based reseller of payment processing services. Card Payment Systems provides card-based payment processing services to independent sales organizations, which in turn sell those services to merchants.

     We have benefited from the shift in payments from cash and checks to debit cards and EBT. We have also realized growth in transactions as a result of our merchants expanding into additional locations and the growth in our independent sales organization partners. We believe our end-to-end product has provided us with a competitive advantage. For PIN-secured debit transactions for which we are both the acquiring processor and the debit card processor, we are able to capture all of the applicable fees associated with each transaction, thereby maximizing our per transaction revenue opportunity. We believe we were the leading provider of payment services to the grocery and petroleum industries as of December 31, 2001.

     As a fully integrated transaction processor, we are able to provide our Payment Services customers with the following services:

     . Equipment--We sell or lease POS terminal equipment through volume purchasing arrangements with equipment vendors.

     . Front-End / Software--We provide the systems and software for POS applications that support a variety of non-cash payment types, including credit, debit, EBT, check authorization, electronic check conversion, and gift cards.

     . Communications Network--We manage and monitor the telecommunications networks that connect the terminals with our host and with the credit, debit, and EBT gateways connected to us. We support all major telecommunications options, including frame relay, dial-up, satellite, wireless, and digital subscriber line (DSL).

     . Transaction Authorization--We connect to all major credit card associations, debit networks, and magnetic-stripe EBT programs, allowing us to route transactions to the appropriate network for authorization and then relay this information back to the terminal to complete the transaction.

     . Merchant Accounting--We perform the merchant accounting function that aggregates transaction information by merchant for submission to the appropriate networks and for merchant-level settlement and reporting.

     . Settlement / Reporting--The credit card associations settle with our subsidiary EFS National Bank, which acts as the merchant's sponsoring bank.

     . Funds Movement--Through EFS National Bank, we move the funds from the networks to the merchant's bank via automated clearing house (ACH) transfers.

     We believe that our ownership of EFS National Bank provides us with a number of competitive advantages in Payment Services:

     . We are a member of the credit and debit card associations and therefore do not have to pay another financial institution to sponsor us.

     . We settle our transactions directly through the Federal Reserve and thus do not have to pay a third-party vendor.

     . We perform services such as ACH and wire transfer internally and therefore do not have to pay another financial institution for such services.

Operations by Business Segment

     "Note Q--Operations by Business Segment" on pages 46 to 48 of our Annual Report to Stockholders for the fiscal year ended December 31, 2001 (Annual Report to Stockholders) contains information about the relative contribution of our Network Services and Payment Services segments to our earnings and is incorporated herein by reference.

Strategy

     Our strategy is to grow our Network Services and Payment Services businesses by providing a fully integrated range of processing services at competitive prices targeted to select markets with high growth characteristics. We have developed and continue to pursue the following initiatives to improve our competitive position and increase our share of the market for transaction processing services:

     . Focus on markets that are switching rapidly to electronic payment cards. We target markets in which the use of cash and checks has historically been high, such as supermarkets and gas stations.

     . Utilize a multi-faceted sales approach to target selected vertical markets. We seek to penetrate our selected markets through a segmented sales approach. As of January 31, 2002, approximately 325 corporate salespeople sold directly to small, medium, and large companies, and approximately 1,000 third party independent sales organizations and agent banks sold to smaller merchants. Our direct sales force is organized along key customer industry lines with specialization in the petroleum, supermarket, major retail, and restaurant industries. We believe that this vertical sales approach provides us with broad access to potential new customers.

     . Provide a fully integrated range of services. We believe that our vertically integrated structure allows us to be a highly efficient provider of electronic payment processing services. By providing a wide range of relevant services, we are able to customize services, to offer competitive prices, and to capitalize on the complete revenue opportunity with each of our clients. Further, for PIN-secured debit transactions for which we are both the acquiring processor and the debit card processor, we are able to capture all of the applicable fees associated with each transaction, thereby maximizing our per transaction revenue opportunity.

     . Cross-sell our services to existing clients. With the acquisitions of STAR and Cash Station, we provided network access to approximately 6,200 financial institution customers as of December 31, 2001. These acquisitions created an opportunity to increase revenue and profits by cross-selling our ATM processing and debit card processing products to these existing financial institution customers, especially STAR and Cash Station members, which as of December 31, 2001 were under-penetrated with our processing services as compared to MAC network members.

     . Leverage our PIN-secured debit infrastructure. As a coast-to-coast debit network, we believe that we have significant opportunities to add additional services on our network. For example, we believe that most Internet-based transactions are currently fulfilled using established credit card payment methodologies. As the use of PIN-secured debit cards for retail purchases continues to rise, we believe that debit card usage on the Internet will also increase. We are also developing services to take advantage of our existing ATM network and card base, such as person-to-person payments.

     . Develop new products and services to meet market needs. We strive to offer our customers new payment alternatives and other products that will help them reduce their costs or improve revenues. Examples include electronic check conversion, which is designed to reduce the number of checks written for payment; gift cards and loyalty programs, which are value-added services to increase sales; an identification verification service, which is designed to reduce new account fraud losses and is expected to help financial institutions comply with the USA Patriot Act; and an Internet-based payment gateway, which allows new clients to connect to our processing platforms in hours rather than weeks, with minimal programming and without certification.

     . Maintain a highly efficient operating structure. We strive to maintain a highly efficient operating structure, including an emphasis on low overhead and cost control efforts. Additionally, through our banking subsidiary, EFS National Bank, we are able to participate directly in bank card associations and regional and national ATM and debit card networks to cost-effectively settle electronic transactions and to substantially reduce our ACH and wire transfer fees. We have been successful in leveraging the efficiency of our operating structure and efficiency improvements in telecommunications and other technologies. Between 1998 and 2001, we improved our operating income per transaction at a compound annual rate of 13%, excluding acquisition expenses and restructuring charges.

     . Seek selective acquisitions. We continue to look for opportunities to grow our business through selective acquisitions that will allow us to increase our customer base, increase profitable transaction volume, and reduce costs. For example, the acquisitions of STAR and Cash Station enabled us to increase our volume of PIN-secured debit transactions at the point of sale. We have also increased our volume of credit transactions processed through the acquisition of Card Payment Systems. In addition, we recently announced that we had reached an agreement to acquire Logix, an electronic transaction processor that provides financial institutions, retailers, and independent sales organizations with ATM processing, electronic check conversion, identification and authentication services, database development and reporting, and merchant processing services. We expect to close the Logix transaction during the first quarter of 2002, subject to various conditions, including regulatory approval.

Marketing and Customers

     We market our services and products on a nationwide basis to supermarkets, gas stations, convenience stores, restaurants, independent retailers, financial institutions, and trucking companies. We market both directly through our internal sales force and indirectly through independent sales organizations and their representatives. As of December 31, 2001, our sales force included approximately 75 corporate salespeople selling directly to medium and large companies; approximately 315 independent salespeople at H & F Services, Inc., an independent sales organization selling to small- and medium-sized companies; and approximately 970 third party independent sales organizations and agent banks selling to smaller merchants. On January 1, 2002, we acquired H & F Services, and as a result, our corporate sales force grew to 325 salespeople as of January 31, 2002, increasing our ability to penetrate all tiers of the market more efficiently. Our strategy is to use our in-house marketing expertise to target companies within selected industries and to use the extensive market penetration of independent sales organizations to further extend our sales reach into small, independent firms nationwide. Our relationship with independent sales organizations was augmented by our acquisition, early in 2000, of Card Payment Systems, which provides card-based payment processing services to independent sales organizations.

     As an integrated services provider, we have natural cross-selling opportunities within our client base. We acquired Electronic Payment Services in 1999, Cash Station in 2000, and STAR in 2001. Our acquisition of Electronic Payment Services granted us the opportunity to cross-sell settlement processing services to the approximately 80,000 merchant customer locations that primarily received only authorization services from Electronic Payment Services. Our acquisitions of Cash Station and STAR increased our client base to an estimated 865,000 branded POS locations and approximately 6,200 financial institution customers as of December 31, 2001 and afford us the opportunity to cross-sell ATM and card processing services to those Cash Station and STAR POS locations and financial institutions that primarily use third-party processors or process internally.

     We have historically had success in marketing through key trade association relationships, such as our endorsement by the National Grocers Association as the recommended provider of electronic services to grocers and our partnership with the Food Marketing Institute to develop and promote new payment products to the supermarket industry.

     We are also an authorized issuer of payment cards and processor of card transactions with the major truck stop chains, which provides a substantial advantage in selling our card payment systems to trucking companies. Our relationships with the truck stop owners also affords us an opportunity to place ATMs at truck stops, which in turn provides a further advantage in selling our integrated processing and banking services to trucking companies and truck drivers.

     Our established presence in supermarket chains, grocery stores, convenience stores, and other small and mid-sized retailers gives us an advantage in establishing relationships with EBT providers, whose benefits are primarily accessed at such retail locations.

     Our customers are among the leaders in their industries. As of December 31, 2001, our Network Services customers included some of the largest financial institutions in the United States. As of December 31, 2001, our largest Network Services customers were Banc One Corporation, Charter One Bank FSB, First Union Corporation, PNC Bank Corporation, and Wells Fargo Bank, and our largest Payment Services customers were Delhaize America, Inc., Diamond Shamrock Refining & Marketing Company, PETsMART, Inc., Sunoco, Inc., and SUPERVALU, Inc.

Competition

     The businesses of electronic payment processing and settlement, ATM processing, debit card processing, and debit network access services are all highly competitive. Our principal competitors include national and major regional banks, local processing banks, non-bank processors, and other independent service organizations, some of which have substantially greater capital and technological, management, and marketing resources than we have. We also compete with other electronic payment processing organizations and debit networks. The recent trend of consolidation in the banking industry in the United States has resulted in fewer opportunities for merchant portfolio acquisitions, as many small banks have been acquired by large banks, some of which compete with us in providing processing services.

..    In our Network Services segment, management estimates that:

     . as of March 2001, the three largest ATM processors, of which we believe that we were the largest, drove approximately 27% of total ATMs in the United States,

     . as of March 2001, the three largest regional debit networks, of which we believe that we were the largest, processed approximately 70% of all PIN-secured debit payment transactions, and

     . in 2000, VISA and MasterCard collectively accounted for over 65% of total annual debit payment transactions (both PIN-secured and signature debit transactions) among the debit networks.

..    In our Payment Services segment, we compete with other companies who have a significant share of each business. Management estimates that:

     . in 2000, the three largest acquirers of PIN-secured debit payment transactions, of which we believe that we were the largest, accounted for approximately 40% of all PIN-secured debit payment transactions and

     . in 2000, the three largest bank card acquirers, which we believe that we were not among, processed approximately 65% of the total dollar volume of credit and signature debit card payments.

     There can be no assurance that we will continue to be able to compete successfully with such competitors.

     While we compete with VISA and MasterCard in our Network Services business, at the same time our Payment Services business relies on VISA and MasterCard for the authority to process transactions in the VISA and MasterCard systems. Moreover, VISA and MasterCard have existing products and rules that could make it difficult for us to compete against them, which could further increase VISA's and MasterCard's power in the debit network access portion of the Network Services business.

     In addition, the competitive pricing pressures that would result from any increase in competition could adversely affect our margins and may have a material adverse effect on our operating results and financial condition.

     We compete in terms of price, quality, speed, and flexibility in customizing systems to meet the particular needs of customers. We believe that we are one of the few fully integrated suppliers of a broad range of hardware, processing, banking, and data compilation services for use in transactions at retail locations. We also believe that we are one of the few processors that operates a coast-to-coast debit network, permitting us to offer comprehensive debit transaction processing services.

Supervision and Regulation

     We and our subsidiaries are subject to a number of federal and state laws. We are both a financial holding company and a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended, which is administered by the Federal Reserve. As a financial holding company, we are subject to the Bank Holding Company Act, which generally prohibits us from:

     . directly or indirectly engaging in any activities other than banking, managing, or controlling banks and certain other activities that the Federal Reserve has approved as financial in nature, incidental to such a financial activity, or complementary to a financial activity and

     . acquiring, directly or indirectly, ownership or control of more than 5% of any class of voting shares of any company that is engaged in activities other than activities that the Federal Reserve has approved as financial in nature, incidental to such a financial activity, or complementary to a financial activity, with certain exceptions.

     For us to qualify as a financial holding company, our depository institution subsidiaries needed to have at least a "satisfactory" Community Reinvestment Act rating on their most recent examination, and we were required to certify that our depository institution subsidiaries are well capitalized and well managed. If any of our depository institution subsidiaries ceases to be well capitalized or well managed, we are required to enter into an agreement with the Federal Reserve to bring that depository institution into compliance with applicable capital and management requirements. We are in the process of entering into such an agreement with the Federal Reserve as a result of the failure of our subsidiary, EFS Federal Savings Bank, to maintain compliance with these standards. In the interim, the Federal Reserve has required that in order to engage in new non-banking activities, including through acquisitions, we must comply with procedures applicable to bank holding companies that have not registered as financial holding companies. We were subject to those procedures prior to our registration as a financial holding company on September 8, 2000. Accordingly, we do not expect these requirements to have a material impact on our business.

     We are required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require. We also are required to obtain the prior approval of the Federal Reserve before acquiring more than 5% of any class of voting stock of any bank that is not already controlled by us. The Federal Reserve may examine our records and each of our subsidiaries' records, including a review of our capital adequacy in relation to guidelines issued by the Federal Reserve. The Federal Reserve requires minimum capital levels as measured by three ratios: total capital to risk-weighted assets, tier one capital to risk-weighted assets, and tier one capital to average total assets. If the level of capital is deemed to be inadequate, the Federal Reserve may restrict our future expansion and operations and take certain other enforcement actions. The Federal Reserve possesses cease and desist powers over us if, among other things, our actions or actions of our subsidiaries represent unsafe or unsound practices or violations of law. Further, both of our depository institution subsidiaries exceed the capital requirements applicable to them to be considered well capitalized.

     Federal law also regulates transactions among us and our affiliates, including the amount of loans or investments that our banking affiliates, EFS National Bank and EFS Federal Savings Bank, may make to non-bank affiliates and the amount of advances that each may make to third parties collateralized by an affiliate's securities. In addition, various federal and state laws and regulations regulate the operations of EFS National Bank and EFS Federal Savings Bank, including laws and regulations requiring reserves against deposits, limiting the nature and pricing of loans, and restricting investments and other activities. Our bank affiliates are also limited in the amount of dividends that they may declare. Prior regulatory approval must be obtained before declaring any dividends if the amount of capital, surplus, and retained earnings is below certain statutory limits.

     EFS National Bank and EFS Federal Savings Bank also are generally prohibited from engaging in certain tie-in arrangements with their affiliates that condition the availability or price of their products and services on the customer also obtaining products or services from the affiliate or providing credit, property, or services to an affiliate.

     As a national bank, EFS National Bank operates under the rules and regulations of the Office of the Comptroller of the Currency, which is its primary regulator. As a federal savings bank, EFS Federal Savings Bank operates under the regulatory and supervisory jurisdiction of the Office of Thrift Supervision. EFS Federal Savings Bank is also a member of the Federal Reserve System and is therefore subject to certain provisions of the Federal Reserve Act. The Federal Deposit Insurance Corporation insures the domestic deposits of both banks. Each bank also is subject to periodic examination by, and must make regularly scheduled reports of financial condition to, its respective regulatory agencies.

     Our EFT services sold to financial institutions are regulated by certain state and federal banking laws. Material changes in federal or state regulation could increase our cost of providing EFT services, change the competitive environment, or otherwise adversely affect us. We are not aware of any such change that is pending.

     We also are affected by the financial privacy provisions of the Gramm-Leach-Bliley Act (the GLB Act) and its implementing regulations, which apply to banks and other financial institutions. The GLB Act and regulations generally require financial institutions to disclose their practices for gathering and disclosing nonpublic personal financial information regarding consumers. Consumers also have the right to opt out of certain types of information sharing. We do not deal directly with consumers through our Payment Services or Network Services businesses. However, certain consumer financial information that we receive may be subject to limitations on reuse and redisclosure under the GLB Act. Additionally, pending legislation at the state and federal levels may further restrict our information gathering and disclosure practices. Although the GLB Act and other privacy laws have not had a material impact on our business to date, existing and potential future privacy laws may limit our ability to develop new products and services that make use of certain data gathered through our Network Services and Payment Services businesses.

     In addition to regulation by federal and state laws and governmental agencies, we are subject to the rules and regulations of the various credit card associations and debit networks, including requirements for equity capital commensurate with transaction processing dollar volume.

Executive Officers of the Registrant

     The following table sets forth certain information concerning our executive officers as of February 15, 2002:

              Name              Age                               Position(s)
--------------------------    ---------  ---------------------------------------------------------------------
Dan M. Palmer                    58      Chairman of the Board and Chief Executive Officer
Edward A. Labry III              39      Director and President
Vickie L. Brown                  47      Senior Vice President
Ronald V. Congemi                54      Director, Senior Vice President, and President of Network Services
Richard M. Harter                65      Director and Secretary
Edward T. Haslam                 49      Senior Vice President, Chief Financial Officer, and Treasurer
Marcia E. Heister                45      Senior Vice President, General Counsel, and Assistant Secretary

              Name              Age                                  Position(s)
----------------------------  ---------  ---------------------------------------------------------------------
E. Miles Kilburn                 39      Senior Vice President of Business Strategy and Corporate Development
William E. Lucado                60      Senior Vice President, Chief Investment Officer, Chief Compliance
                                         Officer, and Assistant Secretary
Steve A. Lynch                   41      Senior Vice President and Chief Information Officer
Christopher S. Reckert           39      Senior Vice President and Chief Marketing Officer

     Dan M. Palmer has been a director of Concord since May 1987, was appointed Chairman of the Board in 1991, and was named Chief Executive Officer of Concord in 1990. Mr. Palmer founded Union Planters National Bank's Electronic Fleet Systems operation in 1982, which was acquired by Concord in 1985.

     Edward A. Labry III has been a director of Concord since September 1993. Mr. Labry joined Concord in 1985, assumed the role of Chief Marketing Officer in 1990, and was named President of Concord in 1994.

     Vickie L. Brown joined Concord in 1979, was named Senior Vice President in 1991, and previously served in various financial and operations positions with Concord.

     Ronald V. Congemi has been a director of Concord since February 2001. Mr. Congemi was named Senior Vice President and President of Network Services of Concord in May 2001, and he has been President of STAR since its inception in 1984.

     Richard M. Harter has been a director of Concord and Secretary of Concord since its formation. From 1969 through 2001, Mr. Harter was a partner in Bingham Dana LLP, Concord's corporate counsel. Mr. Harter now serves as of counsel to that firm.

     Edward T. Haslam joined Concord in February 1999, became Chief Financial Officer in April 2000, and became Senior Vice President and Treasurer in May 2001. At various times, Mr. Haslam has served as Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, and Executive Vice President of Electronic Payment Services, which he joined in 1994.

     Marcia E. Heister joined Concord in February 1999, became General Counsel in June 2000, and became Senior Vice President and Assistant Secretary in May 2001. At various times, Ms. Heister has served as General Counsel, Corporate Secretary, and Executive Vice President of Electronic Payment Services, which she joined in 1994.

     E. Miles Kilburn joined Concord in February 2001 and was named Senior Vice President of Business Strategy and Corporate Development in May 2001. Prior to joining Concord, Mr. Kilburn served as Group Executive Vice President and Chief Financial Officer of STAR, having joined STAR in 1995 as Senior Vice President and Counsel.

     William E. Lucado was named Senior Vice President and Chief Investment and Compliance Officer of Concord in 1998 and became Assistant Secretary of Concord in May 2001. Mr. Lucado joined Concord in 1991.

     Steve A. Lynch joined Concord in February 1999, became Chief Information Officer in April 2000, and became Senior Vice President in May 2001. Previously, Mr. Lynch served as Senior Vice President, Technology of Electronic Payment Services, which he joined in 1997. Prior to that, Mr. Lynch held various systems development management positions in the industry since 1983.

     Christopher S. Reckert was named Senior Vice President and Chief Marketing Officer of Concord in May 2001. Previously, Mr. Reckert served as Senior Vice President, Sales and has held various sales and marketing positions in the industry since 1987.

Employees

     As of January 31, 2002, we employed 2,628 full and part-time personnel, including 696 data processing and technical employees, 1,297 in operations, and 635 in sales and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.

Item 2.  PROPERTIES

     The following table sets forth certain information concerning our principal facilities as of December 31, 2001:

                                Area in                     Description /                     Lease Expiration
        Location              Square Feet                   Business Segment                  (if applicable)
--------------------------  ----------------- ------------------------------------------ ---------------------------
Bartlett, TN                      19,160      Distribution Center and Warehouse,                  October 15, 2004
                                                 Payment Services
Bartlett, TN                       6,480      Operations and Warehouse, Payment                    August 15, 2004
                                                 Services
Chicago, IL                       21,719      Offices, Network Services                          December 31, 2007
Chicago, IL                       20,231      Subleased                                              July 31, 2002
Columbia, SC                       6,314      Offices, Network Services                            August 31, 2004
Cordova, TN                       48,119      Customer Service Center, Payment Services          December 31, 2006
Cordova, TN                        1,407      Federal Savings Bank Branch, Payment                   June 30, 2003
                                                 Services
Elk Grove, IL                     18,300      Data Processing Center and Operations,                  May 31, 2005
                                                 Payment Services
Ft. Wright, KY                     3,902      Sales Office, Network Services                    September 30, 2003
Maitland, FL                     119,589      Offices and Data Processing Center,                  August 31, 2011
                                                 Network Services
Maitland, FL                      63,259      Offices and Operations, Network Services                May 31, 2003
Maitland, FL                      30,792      Offices and Operations, Network Services               June 30, 2003
Marietta, GA                     100,000      Offices and Data Processing Center,               September 30, 2006
                                                 Payment Services
Memphis, TN                       43,375      Corporate Headquarters, Offices, Data             September 30, 2003
                                                 Processing Center, and Operations,
                                                 Payment Services

                                Area in                     Description /                     Lease Expiration
        Location              Square Feet                   Business Segment                  (if applicable)
--------------------------  ----------------- ------------------------------------------ ---------------------------
Memphis, TN                       11,535      Offices and Operations, Payment Services          September 30, 2003
New York, NY                      10,000      Offices, Payment Services                           January 31, 2009
North Olmsted, OH                 36,627      Offices and Sales Office, Network                  December 31, 2003
                                                 Services
Oakland, TN                          800      Federal Savings Bank Branch, Payment                  Month-to-Month
                                                 Services
Petaluma, CA                       8,132      Offices and Operations, Network Services                May 31, 2003
Pittsburgh, PA                     2,316      Sales Office, Network Services                       August 31, 2003
Pleasanton, CA                    10,083      Offices, Payment Services                           October 31, 2003
Reston, VA                         5,369      Offices, Network Services                               May 31, 2006
Reston, VA                         7,813      Offices, Network Services                               May 31, 2002
San Diego, CA                     19,544      Offices and Operations, Network Services           February 28, 2003
Scottsdale, AZ                    17,978      Offices and Operations, Network Services           December 31, 2005
Shelby Oaks, TN                   14,525      Offices, Payment Services                          December 31, 2003
Tempe, AZ                          5,848      Offices, Payment Services                           October 31, 2003
Wilmington, DE                   107,500      Corporate Offices, Offices, and                         May 21, 2005
                                                 Operations, Network Services
Wilmington, DE                    70,000      Offices, Data Processing Center, and                  Not Applicable
                                                 Operations, Network Services

     We believe all facilities were suitable and adequate for our businesses as of December 31, 2001. However, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities that are no longer required.

Item 3.  LEGAL PROCEEDINGS

     In September 2000, EFS National Bank was named as a defendant in a purported class action lawsuit filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that certain of EFS National Bank's rate and fee changes were improper under Tennessee law due to allegedly deficient notice. The plaintiffs filed an amended complaint alleging that the class consists of at least 60,000 merchants that were subjected to the allegedly improper rate and fee changes over a several-year period. The amended complaint seeks damages in excess of $15,000,000 as well as injunctive relief and unspecified punitive damages, treble damages, attorney fees, and costs.

     A substantial amount of discovery has taken place in this case. The parties are currently engaged in settlement discussions and have advised the Tennessee Court that they are attempting to resolve this matter. Ongoing discussions continue, and substantive issues remain that preclude achieving a settlement at this time. The parties anticipate further discussions in an attempt to address and resolve the remaining issues.

     In July 1999, a purported class action complaint with similar allegations and requests for relief was filed in St. Charles County, Missouri, but there has not been a substantial amount of activity in the Missouri case.

     Although these matters are in the preliminary stages, EFS National Bank believes it has various defenses to the claims against it, and if these matters cannot be resolved by settlement, EFS National Bank intends to vigorously defend against all claims.

     Card Payment Systems was named as a defendant in a class action suit filed in April 2001 in the District Court, Harrison County, Texas. Plaintiffs alleged that the subsidiary had violated Section 227(b)(1)(C) of the Telephone Consumer Protection Act, 47 U.S.C. Section 227 et seq., and Section 35.47(9) of the Texas Business and Commerce Code by sending unsolicited advertisements by facsimile. Plaintiffs sought injunctive relief and statutory damages in the amount of $500 per facsimile and treble damages in the amount of $1,500 per facsimile for willful or knowing violations of the statutes. Card Payment Systems has entered into a settlement agreement pursuant to which the claims against Card Payment Systems were dismissed on January 25, 2002.

     We are also a party to various routine lawsuits arising out of the conduct of our business, none of which is expected to have a material adverse effect upon our financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders in the fourth quarter of fiscal 2001.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on Our Common Stock and Related Stockholder
Matters

     Information included under the caption "Market Value" on page 3 of our Annual Report to Stockholders is incorporated herein by reference.

Recent Issuances of Unregistered Securities

     In February 1999, in connection with the acquisition of Electronic Payment Services, we issued 90.1 million shares of our Common Stock, $0.33 1/3 par value per share, to the former stockholders of Electronic Payment Services in a transaction not registered under the Securities Act of 1933 (the Securities
Act). The transaction was exempt from registration under Section 4(2) of the Securities Act. The unregistered shares were subsequently registered and resold in a transaction in June of 1999.

     In January 2000, in connection with the acquisition of Card Payment Systems, we issued approximately 12.5 million shares of our Common Stock, $0.33 1/3 par value per share, to the two former stockholders of Card Payment Services in a transaction not registered under the Securities Act. The transaction was exempt from registration under Section 4(2) of the Securities Act. The unregistered shares have not been subsequently registered.

     In February 2001, in connection with the acquisition of STAR, we issued approximately 48.0 million shares of our Common Stock, $0.33 1/3 par value per share, to the former stockholders of STAR in a transaction not registered under the Securities Act. The transaction was exempt from registration under Section 4(2) of the Securities Act. A majority of the unregistered shares were subsequently registered and resold in a transaction in June of 2001.

Item 6.  SELECTED FINANCIAL DATA

     Information included under the caption "Financial Highlights" on page 4 of our Annual Report to Stockholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information included under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations" on pages 12 to 22 of our Annual Report to Stockholders is incorporated herein by reference.

Item 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information included under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk" on pages 21 to 22 of our Annual Report to Stockholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements set forth below are included on pages 23 to 52 of our Annual Report to Stockholders and are incorporated herein by reference:

     .    Report of Independent Auditors

     .    Consolidated Balance Sheets as of December 31, 2001 and 2000

     . Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

     . Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999

     . Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

     .    Notes to Consolidated Financial Statements as of December 31, 2001

     Quarterly results of operations for the years ended December 31, 2001 and 2000 under the caption "Note U--Quarterly Financial Results (Unaudited)" on page 51 of our Annual Report to Stockholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information included under the captions "Election of Directors" and "Committees; Attendance" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002 (Proxy Statement) is incorporated herein by reference. See also the section captioned "Executive Officers of the Registrant" in Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

     Information included under the captions "Compensation of Directors," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," and "Five Year Cumulative Stockholder Return" in our Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information included under the caption "Beneficial Ownership of Common Stock" in our Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information included under the caption "Certain Transactions" in our Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

     The following financial statements are incorporated by reference from pages 23 to 52 of our Annual Report to Stockholders for the fiscal year ended December 31, 2001, as provided in Item 8 above:

     .    Report of Independent Auditors

     .    Consolidated Balance Sheets as of December 31, 2001 and 2000

     . Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

     . Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999

     . Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

     .    Notes to Consolidated Financial Statements as of December 31, 2001

     Quarterly results of operations for the years ended December 31, 2001 and 2000 under the caption "Note U--Quarterly Financial Results (Unaudited)" on page 51 of our Annual Report to Stockholders are incorporated herein by reference.

2.  FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND PARAGRAPH (C) BELOW

     See response to Item 14(c) below.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

 Exhibit No.                                               Description
---------------    ---------------------------------------------------------------------------------------------
     2.1           Agreement and Plan of Merger among Concord EFS, Inc., CEFT, Inc., and  Electronic Payment
                   Services, Inc., dated as of November 20, 1998, is incorporated herein by reference to
                   Exhibit 2.1 to the current report on Form 8-K (File No. 000-13848), filed on March 10, 1999.

     2.2           Agreement and Plan of Merger among Concord EFS, Inc., Orion Acquisition Corp., and Star
                   Systems, Inc., dated as of October 6, 2000, is incorporated herein by reference to Exhibit
                   10 to Concord's quarterly report on Form 10-Q (File No. 000-13848), filed on November 14,
                   2000.

     3.1           Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to Concord's registration statement on Form S-3
                   (File No. 333-61084), filed on June 4, 2001.

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

    10.6*          Employment Agreement between H&S Holding Company (renamed Star Systems, Inc.) and Ronald V.
                   Congemi, dated as of March 1, 1999, and amendment thereto between Star Systems, Inc.,
                   Concord EFS, Inc., and Ronald V. Congemi, dated October 6, 2000, are incorporated herein by reference to Exhibit 10.6 to Concord's annual report on Form 10-K (File No. 000-13848), filed on April 2, 2001.

    10.7*          Agreement Terminating Salary Continuation Agreement between Star Systems, Inc., Concord
                   EFS, Inc., and Ronald V. Congemi, dated October 6, 2000, is incorporated herein by reference to Exhibit 10.7 to Concord's annual report on Form 10-K (File No. 000-13848), filed on April 2, 2001.

    10.8*          Star Nonqualified Deferred Compensation Plan, effective as of January 1,

 Exhibit No.                                               Description
---------------    ---------------------------------------------------------------------------------------------
                   2000, is incorporated herein by reference to Exhibit 10.8 to Concord's annual report on
                   Form 10-K (File No. 000-13848), filed on April 2, 2001.

     10.9          Stock Purchase and Sale Agreement between Payroll Company, Inc. and Concord EFS, Inc., dated March 30, 2001, is incorporated herein by reference to Exhibit 10.9 to Amendment No.
                   1 to Concord's annual report on Form 10-K (File No. 000-13848), filed on June 18, 2001.

    10.10*         Split-Dollar Agreement among Concord EFS, Inc., Ross N. Cohen, and Ronald V. Congemi, dated
                   August 1, 2001

    10.11*         Amended and Restated Split-Dollar Agreement between Concord EFS, Inc. and Edward T. Haslam, dated August 1, 2001

    10.12*         Amended and Restated Split-Dollar Agreement among Concord EFS, Inc., J. Richard Buchignani,
                   Benjamin C. Labry, and Edward A. Labry III, dated August 1, 2001

    10.13*         Amended and Restated Split-Dollar Agreement among Concord EFS, Inc., Thomas R. Renfro, Gary
                   G. Arnold, and Danny M. Palmer, dated August 1, 2001

    10.14*         Amended and Restated Split-Dollar Agreement between Concord EFS, Inc. and Christopher S.
                   Reckert, dated August 1, 2001

      11           Statement Regarding Computation of Per Share Earnings is incorporated herein by reference to Concord's Annual Report to Stockholders for the year ended December 31, 2001, filed herewith as Exhibit 13, Notes to Consolidated Financial Statements, Note N.

      13           Annual Report to Stockholders for the year ended December 31, 2001

      21           List of Subsidiaries

     23.1          Consent of Ernst & Young LLP

     23.2          Consent of Deloitte & Touche LLP

     99.1          Opinion of Deloitte & Touche LLP (Star Systems, Inc. years ended 2000 and 1999)

     99.2          Cautionary Statements

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

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


                                              CONCORD EFS, INC.


                                              By:      /s/ Dan M. Palmer
                                                  -----------------------------
                                                  Dan M. Palmer
                                                  Chairman of the Board of
                                                  Directors and Chief Executive
                                                  Officer
                                              Date: February 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                        Title                               Date
-------------------------------------   ----------------------------------------------    ----------------------
         /s/ Dan M. Palmer              Chairman of the Board of Directors and            February 26, 2002
     -------------------------             Chief Executive Officer
           Dan M. Palmer                   (Principal Executive Officer)

        /s/ Edward T. Haslam            Senior Vice President, Chief Financial            February 26, 2002
     -------------------------             Officer, and Treasurer (Principal
          Edward T. Haslam                 Financial and Accounting Officer)

      /s/ Edward A. Labry III           Director and President                            February 26, 2002
     -------------------------
        Edward A. Labry III

       /s/ Richard M. Harter            Director and Secretary                            February 26, 2002
     -------------------------
         Richard M. Harter

      /s/ Douglas C. Altenbern          Director                                          February 26, 2002
     -------------------------
        Douglas C. Altenbern

     /s/ J. Richard Buchignani          Director                                          February 26, 2002
     -------------------------
       J. Richard Buchignani

      /s/ Ronald V. Congemi             Director                                          February 26, 2002
     -------------------------
         Ronald V. Congemi

      /s/ Richard P. Kiphart            Director                                          February 26, 2002
     -------------------------
         Richard P. Kiphart

        /s/ Jerry D. Mooney             Director                                          February 26, 2002
     -------------------------
          Jerry D. Mooney

      /s/ Paul L. Whittington           Director                                          February 26, 2002
     -------------------------
        Paul L. Whittington


                                CONCORD EFS, INC.
                               LISTING OF EXHIBITS


     Exhibit No.                    Description
-----------------     ----------------------------------------------------------
     2.1 Agreement and Plan of Merger among Concord EFS, Inc., CEFT, Inc., and Electronic Payment Services, Inc., dated as of November 20, 1998, is incorporated herein by reference to
                    Exhibit 2.1 to the current report on Form 8-K (File No. 000-13848), filed on March 10, 1999.

     2.2 Agreement and Plan of Merger among Concord EFS, Inc., Orion Acquisition Corp., and Star Systems, Inc., dated as of October 6, 2000, is incorporated herein by reference to
                    Exhibit 10 to Concord's quarterly report on Form 10-Q (File No. 000-13848), filed on November 14, 2000.

     3.1            Restated Certificate of Incorporation of Concord EFS, Inc.
                    is incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to Concord's registration statement on Form S-3 (File No. 333-61084), filed on June 4, 2001.

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

     10.6* Employment Agreement between H&S Holding Company (renamed Star Systems, Inc.) and Ronald V. Congemi, dated as of March 1, 1999, and amendment thereto between Star Systems, Inc., Concord EFS, Inc., and Ronald V. Congemi, dated October 6, 2000, are incorporated herein by reference to Exhibit 10.6 to Concord's annual report on Form 10-K (File No. 000-13848), filed on April 2, 2001.

     10.7* Agreement Terminating Salary Continuation Agreement between Star Systems, Inc., Concord EFS, Inc., and Ronald V. Congemi, dated October 6, 2000, is incorporated herein by reference to Exhibit 10.7 to Concord's annual report on Form 10-K (File No. 000-13848), filed on April 2, 2001.

  Exhibit No.                                   Description
----------------    -----------------------------------------------------------
      10.8*         Star Nonqualified Deferred Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to
                    Exhibit 10.8 to Concord's annual report on Form 10-K (File
                    No. 000-13848), filed on April 2, 2001.

      10.9 Stock Purchase and Sale Agreement between Payroll Company, Inc. and Concord EFS, Inc., dated March 30, 2001, is incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to Concord's annual report on Form 10-K (File No. 000-13848), filed on June 18, 2001.

     10.10*         Split-Dollar Agreement among Concord EFS, Inc., Ross N.
                    Cohen, and Ronald V. Congemi, dated August 1, 2001

     10.11* Amended and Restated Split-Dollar Agreement between Concord EFS, Inc. and Edward T. Haslam, dated August 1, 2001

     10.12* Amended and Restated Split-Dollar Agreement among Concord EFS, Inc., J. Richard Buchignani, Benjamin C. Labry, and Edward A. Labry III, dated August 1, 2001

     10.13* Amended and Restated Split-Dollar Agreement among Concord EFS, Inc., Thomas R. Renfro, Gary G. Arnold, and Danny M. Palmer, dated August 1, 2001

     10.14* Amended and Restated Split-Dollar Agreement between Concord EFS, Inc. and Christopher S. Reckert, dated August 1, 2001

        11 Statement Regarding Computation of Per Share Earnings is incorporated herein by reference to Concord's Annual Report to Stockholders for the year ended December 31, 2001, filed herewith as Exhibit 13, Notes to Consolidated Financial Statements, Note N.

        13          Annual Report to Stockholders for the year ended December
                    31, 2001

        21          List of Subsidiaries

      23.1          Consent of Ernst & Young LLP

      23.2          Consent of Deloitte & Touche LLP

      99.1 Opinion of Deloitte & Touche LLP (Star Systems, Inc. years ended 2000 and 1999)

      99.2          Cautionary Statements
-------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.