Form 10-Q
period 2002-03-31
CONCORD EFS INC
filed 2002-05-09
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 000-13848

CONCORD EFS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2462252

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2525 Horizon Lake Drive, Suite 120, Memphis, Tennessee 38133
(Address of Principal Executive Offices)

(901) 371-8000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the registrant’s Common Stock, $0.33 1/3 par value, outstanding as of April 30, 2002 was 510,523,433.

CONCORD EFS, INC. AND SUBSIDIARIES

CONCORD EFS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2002	2001

	(in thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$496,273	$682,906

Securities available for sale	1,200,563	1,228,805

Accounts receivable, net	391,541	134,496

Inventories	21,643	20,971

Prepaid expenses and other current assets	43,583	34,346

Deferred income taxes	14,821	13,054

TOTAL CURRENT ASSETS	2,168,424	2,114,578

Loans, net	86,473	89,038

Property and equipment, net	282,205	267,451

Goodwill, net	213,736	158,632

Other intangible assets, net	61,608	85,712

Other assets	20,179	14,034

TOTAL ASSETS	$2,832,625	$2,729,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and other liabilities	$435,935	$488,789

Deposits	177,223	162,972

Accrued liabilities	42,403	29,837

Accrued restructuring charges	15,441	5,315

Income taxes payable	9,213	1,438

Current maturities of long-term debt	10,000	—

TOTAL CURRENT LIABILITIES	690,215	688,351

Long-term debt	109,297	119,458

Deferred income taxes	59,335	55,437

Other liabilities	7,188	4,202

TOTAL LIABILITIES	866,035	867,448

Commitments and contingent liabilities	—	—

Minority interest in subsidiary	4,429	3,410

STOCKHOLDERS’ EQUITY

Common stock	170,174	169,352

Other stockholders’ equity	1,791,987	1,689,235

TOTAL STOCKHOLDERS’ EQUITY	1,962,161	1,858,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,832,625	$2,729,445

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,

	2002	2001

	(in thousands, except per share data)

Revenue	$462,143	$375,638

Cost of operations	321,855	270,268

Selling, general and administrative expenses	24,782	23,812

Acquisition, restructuring and write-off charges	47,500	125,362

OPERATING INCOME (LOSS)	68,006	(43,804)

Other income (expense):

Interest income	19,572	15,482

Interest expense	(3,106)	(3,123)

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST	84,472	(31,445)

Income taxes (benefit)	29,988	(5,626)

INCOME (LOSS) BEFORE MINORITY INTEREST	54,484	(25,819)

Minority interest in net income of subsidiary	275	173

NET INCOME (LOSS)	$54,209	$(25,992)

PER SHARE DATA:

Basic earnings (loss) per share	$0.11	$(0.05)

Diluted earnings (loss) per share	$0.10	$(0.05)

AVERAGE SHARES OUTSTANDING:

Basic shares	508,699	483,329

Diluted shares	530,272	483,329

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,

	2002	2001

	(in thousands)
OPERATING ACTIVITIES

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(181,189)	$69,213

INVESTING ACTIVITIES

Acquisition of securities available for sale	(232,020)	(172,411)

Proceeds from sales of securities available for sale	205,155	110,784

Proceeds from maturity of securities available for sale	47,499	15,532

Purchases of loans	(15,828)	(9,417)

Net change in loans	18,952	3,522

Acquisition of property and equipment	(36,981)	(23,843)

Purchased merchant contracts	—	(7,490)

Business acquisitions, net	(15,509)	—

Other investing activity	(6,681)	(1,893)

NET CASH USED IN INVESTING ACTIVITIES	(35,413)	(85,216)

FINANCING ACTIVITIES

Net increase (decrease) in deposits	14,251	(1,109)

Proceeds from borrowings	—	13,000

Payments on borrowings	(161)	(14,268)

Proceeds from exercise of stock options	15,938	11,085

Payments on leases payable	(59)	(438)

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,969	8,270

NET DECREASE IN CASH AND CASH EQUIVALENTS	(186,633)	(7,733)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	682,906	298,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$496,273	$290,650

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Concord EFS, Inc. and Subsidiaries (Concord) annual report on Form 10-K filed February 26, 2002 for the year ended December 31, 2001.

Nature of Operations: Concord is a vertically integrated electronic transaction processor. Concord acquires, routes, authorizes, captures and settles virtually all types of electronic payment and deposit access transactions for financial institutions and merchants nationwide. Concord’s primary activities consist of Network Services, which provides automated teller machine (ATM) processing, debit card processing, deposit risk management and coast-to-coast debit network access principally for financial institutions, and Payment Services, which provides payment processing for supermarkets, major retailers, petroleum dealers, convenience stores, restaurants, trucking companies and independent retailers.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of Concord and its subsidiaries after elimination of all material intercompany balances and transactions.

Business Combinations: The condensed consolidated financial statements have been restated for all transactions accounted for as poolings of interests to combine the financial position, results of operations and cash flows of the respective companies for all periods presented. Transactions accounted for under the purchase method of accounting reflect the net assets of the acquired company at fair value on the date of acquisition, and the excess of the purchase price over fair value of the net assets is recorded as goodwill. The results of operations of the purchased company are included in Concord’s results of operations since the date of acquisition.

Reclassification: Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Note B — Business Combinations

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 141, “Business Combinations.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B — Business Combinations, continued

On March 1, 2002 Concord acquired The Logix Companies, LLC, an electronic transaction processor. The acquisition, for which Concord issued approximately 0.9 million shares of its common stock and $6.3 million in cash, was accounted for as a purchase transaction and is immaterial to Concord’s financial statements. The allocation of the purchase price is preliminary because a valuation study has not yet been completed.

On January 1, 2002 Concord acquired H & F Services, Inc., an independent sales organization, for $8.9 million in cash. Prior to the acquisition, Concord had purchased merchant contracts through H & F Services. The acquisition was accounted for as a purchase transaction and is immaterial to Concord’s financial statements.

Concord owns a majority interest in Primary Payment Systems, Inc., a deposit risk management company. In April 2001 Concord increased its ownership position in Primary Payment Systems to 85.5% through the purchase of newly issued shares, which largely funded Primary Payment Systems’ acquisition of Wally Industries, Inc. d/b/a WJM Technologies. The acquisition of WJM, for which Primary Payment Systems paid approximately $20.0 million, was accounted for as a purchase transaction and is immaterial to Concord’s financial statements.

On February 1, 2001 Concord acquired Star Systems, Inc. (STARSM), a debit network. The acquisition was accounted for as a pooling of interests transaction in which Concord issued approximately 48.0 million shares of its common stock.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B — Business Combinations, continued

The following table presents selected financial information split between Concord and STAR (in thousands, except per share data):

	Three months ended
	March 31,

	2002	2001

Revenue:

Concord	$462,143	$360,766

STAR (1)	—	15,396

Intercompany eliminations (2)	—	(524)

Combined revenue	$462,143	$375,638

Net income (loss):

Concord	$54,209	$(28,920)

STAR (1)	—	2,928

Combined net income (loss)	$54,209	$(25,992)

Basic earnings (loss) per share combined	$0.11	$(0.05)

Diluted earnings (loss) per share combined	$0.10	$(0.05)

(1)	The 2001 amounts reflect the results of STAR operations from January 1, 2001 through January 31, 2001. Results of operations from February 1, 2001 are included in Concord amounts.

(2)	All material activity between Concord and STAR has been eliminated.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B — Business Combinations, continued

Acquisition, restructuring and write-off charges were $47.5 million ($30.6 million, net of taxes) for the three months ended March 31, 2002. During the first quarter, management approved a corporate consolidation plan initiated to continue improvements in overall operating efficiency and integrate recent acquisitions. The charge consisted of $6.7 million for closing and consolidating certain facilities, $5.9 million for compensation and severance, and $4.5 million for exiting non-strategic businesses. In addition, asset impairment charges of $22.5 million were incurred for the write-off of non-performing purchased merchant contracts identified in the first quarter and $7.9 million was incurred for the write-off of capitalized software and computer and communications equipment no longer in use. In connection with the consolidation plan, Concord expects to eliminate approximately 165 positions, 76 of which were eliminated as of March 31, 2002. Compensation and severance costs paid and charged against the restructuring charge accrual were $0.7 million through March 31, 2002. As of March 31, 2002, $15.4 million of the charges were accrued but unpaid. Concord expects to complete the consolidation plan by March 31, 2003.

The following table presents a summary of activity in the 2002 restructuring charge accrual (in thousands):

Acquisition, restructuring and write-off charges	$47,500

Cash outlays	1,623

Non-cash writedowns and charges – asset impairment	30,436

Balance, March 31, 2002	$15,441

The following table presents a summary of the remaining components of the 2002 restructuring charge accrual (in thousands):

Facility closings and consolidations	$6,260

Compensation and severance	5,255

Non-strategic business closures	3,926

Balance, March 31, 2002	$15,441

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B — Business Combinations, continued

Acquisition, restructuring and write-off charges were $125.4 million ($86.4 million, net of taxes) for the three months ended March 31, 2001. The charges were a result of a company-wide consolidation plan to address areas of operating redundancies created by recent acquisitions. The plan included consolidation of data centers and other facilities to eliminate redundancies, the reassignment or termination of certain employees timed to coincide with the integration of redundant processing platforms and the functional integration of the STAR organization into Concord. The charges consisted of $63.9 million for combining various processing platforms, $16.0 million for the consolidation of duplicate products and internal systems, $15.6 million for accounting, legal and advisory fees, $19.1 million for the termination of certain data center services contracts, $9.8 million for compensation and severance costs and $1.0 million for other expenses. In connection with the consolidation plan, Concord expected to eliminate approximately 250 positions, all of which were eliminated as of March 31, 2002. Compensation and severance costs paid and charged against the restructuring charge accrual were $9.8 million through March 31, 2002. As of March 31, 2002, the consolidation activities have been completed and there was no remaining balance related to the 2001 restructuring charge accrual.

The following table presents a summary of activity in the 2001 restructuring charge accrual (in thousands):

Balance, December 31, 2001	$5,315

Cash outlays	5,286

Non-cash writedowns and charges — asset impairment	29

Balance, March 31, 2002	$—

Note C — Goodwill and Other Intangible Assets

In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets.” SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

Concord adopted SFAS 142 effective January 1, 2002. Application of the nonamortization provisions of SFAS 142 is immaterial to Concord’s financial statements. Concord has tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Concord has performed the first of the required impairment tests for goodwill as of January 1, 2002 and has determined that the carrying amount of goodwill is not impaired.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note C — Goodwill and Other Intangible Assets, continued

The following table presents a reconciliation of net income adjusted to exclude amortization expense of goodwill with indefinite useful lives (in thousands, except per share data):

	Three months ended
	March 31,

	2002	2001

Reported net income (loss)	$54,209	$(25,992)

Goodwill amortization, net of tax	—	2,275

Adjusted net income (loss)	$54,209	$(23,717)

Adjusted basic earnings (loss) per share	$0.11	$(0.05)

Adjusted diluted earnings (loss) per share	$0.10	$(0.05)

The following table presents the allocation of unamortized goodwill to Concord’s reporting units (in thousands):

Network Services	$124,982

Payment Services	33,650

Balance, December 31, 2001	$158,632

         The following table presents Concord’s amortization expense for the periods listed for other intangible assets, net of the write-off of non-performing purchased merchant contracts of $22,496 (in thousands):

2002	$10,098

2003	8,790

2004	8,738

2005	8,738

2006	8,465

Thereafter	18,387

Total	$63,216

Note D — Comprehensive Income

Total comprehensive income (loss) was $49.4 million and $(18.9) million for the three months ended March 31, 2002 and 2001, respectively. Comprehensive income includes net income and the change in the unrealized gain or loss on securities available for sale arising during the period.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note E — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three months ended
	March 31,

	2002	2001

Numerator:

Net income (loss)	$54,209	$(25,992)

Denominator:

Denominator for basic earnings per share, weighted-average shares	508,699	483,329

Effect of dilutive stock options	21,573	—

Denominator for diluted earnings per share, adjusted weighted-average shares and assumed conversions	530,272	483,329

Basic earnings (loss) per share	$0.11	$(0.05)

Diluted earnings (loss) per share	$0.10	$(0.05)

Excluding acquisition, restructuring and write-off charges and related taxes, diluted earnings per share for the three months ended March 31, 2002 and 2001 were $0.16 and $0.12, respectively. Earnings (loss) per share and related per share data have been restated to reflect all stock splits.

Note F — Operations by Business Segment

Concord has two reportable segments: Network Services and Payment Services.

Network Services revenue consists of processing fees for driving and monitoring ATMs, processing fees for managing debit card records, and access and switching fees for network access.

Revenue from Payment Services primarily includes discount fees charged to merchants, which are a percentage of the dollar amount of each credit card transaction Concord processes, as well as a flat fee per transaction. The discount fee, primarily charged to smaller merchants, is negotiated with each merchant and typically constitutes a bundled rate for the transaction authorization, processing, settlement, and funds transfer services Concord provides, plus the interchange fees charged by the credit card associations and collected by Concord. The balance of Payment Services revenue is derived from transaction fees for processing debit card and electronic benefits transfer card transactions, check verification and authorization services, and sales of POS terminals.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note F — Operations by Business Segment, continued

Business segment information for the three months ended March 31, 2002 and 2001 is presented below (in thousands):

	Network	Payment
	Services	Services	Other	Total

2002

Revenue	$185,657	$276,486	$—	$462,143

Cost of operations	94,607	227,248	—	321,855

Selling, general and administrative expenses	—	—	24,782	24,782

Acquisition, restructuring and write-off charges	—	—	47,500	47,500

Taxes and interest, net	—	—	13,522	13,522

Minority interest in subsidiary	—	—	275	275

Net income (loss)	$91,050	$49,238	$(86,079)	$54,209

	Network	Payment
	Services	Services	Other	Total

2001

Revenue	$147,778	$227,860	$—	$375,638

Cost of operations	84,429	185,839	—	270,268

Selling, general and administrative expenses	—	—	23,812	23,812

Acquisition, restructuring and write-off charges	—	—	125,362	125,362

Taxes and interest, net (benefit)	—	—	(17,985)	(17,985)

Minority interest in subsidiary	—	—	173	173

Net income (loss)	$63,349	$42,021	$(131,362)	$(25,992)

Note G — Contingencies

In September 2000 EFS National Bank was named as a defendant in a purported class action lawsuit filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that certain of EFS National Bank’s rate and fee changes were improper under Tennessee law due to allegedly deficient notice. The plaintiffs filed an amended complaint alleging that the class consists of at least 60,000 merchants who were subjected to the allegedly improper rate and fee changes over a several-year period. The amended complaint seeks damages in excess of $15.0 million as well as injunctive relief and unspecified punitive damages, treble damages, attorney fees, and costs.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note G — Contingencies, continued

The parties are currently engaged in settlement discussions and have advised the Tennessee Court that they have made significant progress towards and are close to resolving this matter. The parties have reached an agreement in principle to settle the case, subject to the completion of mutually satisfactory documentation by the parties and approval by the Court. The maximum amount of credits and payments by EFS National Bank under the proposed settlement would be $37.6 million, payable over a five-year period. A portion of such amount would be used to pay plaintiffs’ counsel and certain claims administration expenses. Concord believes the actual amount of credits and payments if the proposed settlement becomes final will be less than the $37.6 million because credits and payments are contingent upon merchant retention and submission of claims.

A number of procedural steps must now be undertaken before the proposed settlement becomes final. Those steps include, without limitation, finalizing and executing the proposed settlement agreement and related documentation, presenting the proposed settlement agreement and related documentation to the Court and seeking preliminary approval from the Court, sending notices to all potential class members, and allowing time for potential class members (a) to opt out of the class or to remain in the class and (b) to object to the proposed settlement and to attempt to persuade the court not to approve the proposed settlement.

There can be no assurance that the foregoing steps will be completed or that the proposed settlement will become final, on the terms described above or otherwise.

A purported class action complaint with similar allegations and requests for relief has been filed in St. Charles County, Missouri, but there has not been a substantial amount of activity in the Missouri case. The proposed settlement would also resolve the issues in the Missouri case.

Although these matters are in the preliminary stages, EFS National Bank believes it has various defenses to the claims against it, and if these matters cannot be resolved by settlement, EFS National Bank intends to vigorously defend against all claims. Due to the current status of the claims, EFS National Bank cannot predict the outcome of the proposed settlement, and accordingly, no amounts have been accrued in the financial statements relating to these contingencies.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements, which are included in this report. This report may contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those set forth in this paragraph. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: (i) the failure to successfully execute our corporate consolidation plan, (ii) the loss of key personnel or inability to attract additional qualified personnel, (iii) the loss of key customers, (iv) increasing competition, (v) changes in card association rules and practices, (vi) the inability to remain current with rapid technological change, (vii) risks related to acquisitions, (viii) the imposition of additional state taxes, (ix) continued consolidation in the banking and retail industries, (x) business cycles and the credit risk of our merchant customers, (xi) the outcome of litigation involving VISA and MasterCard, (xii) utility and system interruptions or processing errors, (xiii) susceptibility to fraud at the merchant level, (xiv) changes in card association fees, products, or practices, (xv) restrictions on surcharging, (xvi) rules and regulations governing financial institutions and changes in such rules and regulations, and (xvii) volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time. See the cautionary statements included as Exhibit 99.2 to our annual report on Form 10-K filed on February 26, 2002 for a more detailed discussion of the foregoing and other factors.

Overview

Concord EFS, Inc. (Concord) is a leading vertically integrated electronic transaction processor. We acquire, route, authorize, capture, and settle virtually all types of electronic payment and deposit access transactions for financial institutions and merchants nationwide. Our primary activities consist of Network Services, which provides automated teller machine (ATM) processing, debit card processing, deposit risk management, and coast-to-coast debit network access principally for financial institutions, and Payment Services, which provides payment processing for supermarkets, major retailers, petroleum dealers, convenience stores, restaurants, trucking companies, and independent retailers.

Network Services includes terminal driving and monitoring for ATMs, transaction routing and authorization via the combined STARsm, MAC®, and Cash Station® debit network as well as other debit networks, deposit risk management, and real-time card management and authorization for personal identification number (PIN)-secured debit and signature debit cards. In addition, we operate the network switch that connects a coast-to-coast network of ATMs and point of sale (POS) locations that accept debit cards issued by our member financial institutions. Our network access services include transaction switching and settlement.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2002 we announced that we had reached an agreement to acquire Core Data Resources, a privately held electronic transaction processor based in Amarillo, Texas. Core Data provides ATM processing and related services to financial institutions, retailers, and independent sales organizations nationwide. We expect to close the Core Data transaction in the second quarter of 2002, subject to various conditions, including regulatory approval.

On March 1, 2002 we completed our acquisition of The Logix Companies, LLC, an electronic transaction processor based in Longmont, Colorado. A private limited liability company, Logix provides financial institutions, retailers, and independent sales organizations with ATM processing, electronic check conversion, identification and authentication services, database development and reporting, and merchant processing services. This acquisition was accounted for as a purchase transaction in which we exchanged approximately 0.9 million shares of our common stock and $6.3 million in cash for all of the outstanding membership units of Logix.

In 2001 we expanded our debit network in our Network Services area. On February 1, 2001 we completed our acquisition of Star Systems, Inc. (STAR), the nation’s largest PIN-secured debit network, based in Maitland, Florida. The merger was accounted for as a pooling-of-interests transaction in which we exchanged approximately 48.0 million shares of our common stock for all of STAR’s outstanding common stock.

As a result of our acquisition of STAR and subsequent purchase of shares, we acquired a majority interest in Primary Payment Systems, Inc., a company providing deposit risk management services to merchants and financial institutions. We own an 85.5% interest in Primary Payment Systems, with the remainder owned by certain financial institutions and a credit union service provider. Primary Payment Systems’ deposit risk management services provide advance notification of potential losses associated with fraudulent checks or high risk accounts utilizing a national database.

In 2001 Primary Payment Systems expanded its operations in the deposit risk management area through its acquisition of Wally Industries, Inc. d/b/a WJM Technologies. WJM’s front-end tools, which screen new deposit accounts before they are opened, increase the breadth of Primary Payment Systems’ deposit risk management services. Primary Payment Systems believes that the addition of WJM will enable it to develop more powerful fraud filters that can be extended to other markets, as well as provide additional cross-selling opportunities and augment customer retention.

Payment Services provides the systems and processing that allow retail clients to accept virtually any type of electronic payment, including all card types—credit, debit, electronic benefits transfer (EBT), prepaid, and proprietary cards—as well as a variety of check-based options. We focus on providing payment processing services to selected segments, with specialized systems designed for supermarkets, gas stations, convenience stores, and restaurants. Payment Services also includes providing payment cards that enable drivers of trucking companies to purchase fuel and obtain cash advances at truck stops. Our services are turn-key, providing merchants with POS terminal equipment, transaction routing and authorization, settlement, funds movement, and sponsorship into all credit card associations (such as VISA and MasterCard) and debit networks (such as STAR, Pulse and NYCE).

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 1, 2002 we acquired H & F Services, Inc., an independent sales organization. Prior to the acquisition, we had purchased merchant contracts through H & F Services. We believe that this acquisition will increase our control over the sales channel, including pricing and compensation. We expect the acquisition to reduce the average cost of acquiring merchant contracts, reduce the cost of operations, and increase selling, general and administrative expenses.

In the first quarter of 2002 we initiated a consolidation plan to continue improvements in overall operating efficiency and integrate recent acquisitions. The plan includes closing and consolidating certain facilities, exiting several non-strategic businesses, eliminating approximately 165 positions, and writing off impaired assets. We incurred a charge of $30.6 million, net of taxes, related to the consolidation plan. During the next 12 months, we will implement the plan and focus on consolidation activities for operational improvements in our Payment Services segment.

In the first quarter of 2001 we initiated a company-wide consolidation plan to address areas of operating redundancies created by our recent acquisitions. The plan included consolidation of data centers and other facilities to eliminate redundancies, the reassignment or termination of certain employees timed to coincide with the integration of redundant processing platforms, and the functional integration of the STAR organization into Concord. We incurred a charge of $86.4 million, net of taxes, related to our consolidation plan, including costs incurred in combining operating platforms and facilities, communications conversion costs, asset write-offs, and severance and compensation costs, as well as investment banking fees and advisory, legal, and accounting fees incurred in connection with the acquisition of STAR. Our consolidation activities to capture synergies within our network operations and align our resources across the enterprise for greater efficiency and improved service delivery were completed as of March 31, 2002.

Restatement of Historical Financial Information

The financial information for prior periods presented below and elsewhere in this report has been restated for the results of STAR in accordance with the pooling-of-interests method of accounting for business combinations. The financial information includes the financial position, operating results, and cash flows for all periods presented.

Components of Revenue and Expenses

Network Services and Payment Services are our two reportable business segments. These business units are managed separately because they offer distinct products for different end users. All of our revenue is generated in the United States, and no single customer of Concord accounts for a material portion of our revenue. The majority of our revenue is tied to contracts with terms of between three and five years.

A principal component of our revenue is derived from Network Services (40.2% and 39.3% for the three months ended March 31, 2002 and 2001). Network Services revenue consists of processing fees for driving and monitoring ATMs, processing fees for managing debit card records and access and switching fees for network access. We recognize this revenue at the time of the transaction.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Components of Revenue and Expenses, continued

The majority of our revenue (59.8% and 60.7% for the three months ended March 31, 2002 and 2001) is generated from fee income related to Payment Services. Revenue from Payment Services primarily includes discount fees charged to merchants, which are a percentage of the dollar amount of each credit card transaction we process, as well as a flat fee per transaction. The discount fee, primarily charged to smaller merchants, is negotiated with each merchant and typically constitutes a bundled rate for the transaction authorization, processing, settlement, and funds transfer services we provide, plus the interchange fees charged by the credit card associations and collected by us. The balance of Payment Services revenue is derived from transaction fees for processing credit card transactions for larger merchants, debit card and EBT card transactions, check verification and authorization services, and sales of POS terminals. We recognize this revenue at the time of the transaction. One result of basing revenue on the total dollar volume processed is that lower ticket size or other reduction in total purchases causes a reduction in our revenue. However, net income is not correspondingly affected because the majority of our transactions are priced on a fixed fee per transaction basis.

The following table lists revenue by segment for the periods indicated (in millions):

	Three months ended
	March 31,

	2002	2001

Network Services	$185.6	$147.8

Payment Services	276.5	227.8

Total	$462.1	$375.6

Cost of operations includes all costs directly attributable to our providing services to our customers. The most significant component of cost of operations is interchange and network fees, which represent amounts charged by the credit and debit networks. Interchange and network fees are billed primarily as a percentage of dollar volume processed and, to a lesser extent, as a transaction fee. This amount is a direct expense of the revenue component described above, so that when total dollar volume processed declines, due to lower ticket size or other reduction in total purchases, there is a corresponding decline in cost of operations. Cost of operations also includes telecommunications costs, personnel costs, occupancy costs, depreciation, the cost of equipment leased and sold, the cost of operating our debit network and other miscellaneous merchant supplies and services expenses. We strive to maintain a highly efficient operational structure, which includes volume purchasing arrangements with equipment and communications vendors and direct membership by our subsidiary, EFS National Bank, in bank card associations and major debit networks.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Components of Revenue and Expenses, continued

The following table lists cost of operations by segment for the periods indicated (in millions):

	Three months ended
	March 31,

	2002	2001

Network Services	$94.6	$84.4

Payment Services	227.2	185.9

Total	$321.8	$270.3

Our selling, general and administrative expenses include certain salaries and wages and other general administrative expenses. These costs are not allocated to the reportable segments.

Results of Operations

The following table shows, for the periods indicated, the percentage of revenue represented by certain items on our consolidated statements of income:

	Three months ended
	March 31,

	2002	2001

Revenue	100.0%	100.0%

Cost of operations	69.6	71.9

Selling, general and administrative expenses	5.4	6.3

Acquisition, restructuring and write-off charges	10.3	33.5

Operating income (loss)	14.7	(11.7)

Interest income, net	3.5	3.3

Income (loss) before taxes	18.2	(8.4)

Income taxes (benefit)	6.5	(1.5)

Net income (loss)	11.7%	(6.9)%

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2002 Compared to 2001

Revenue in the first quarter 2002 increased 23.0% to $462.1 million from $375.6 million in 2001. In the first quarter 2002 Network Services accounted for 40.2% of revenue, and Payment Services accounted for 59.8%. Network Services revenue in the first quarter 2002 increased 25.6% compared to 2001 as a result of the addition of new network and processing customers and increases in transaction volumes. The increased transaction volumes resulted primarily from increased use of our network debit cards for payment at the point of sale. Revenue from Payment Services in the first quarter 2002 increased 21.3% compared to 2001, due primarily to increased transaction volumes. The increased volumes resulted from the addition of new merchants and the increased use of debit and EBT card transactions at new and existing merchants.

Cost of operations decreased in the first quarter 2002 to 69.6% of revenue compared to 71.9% in 2001. This percentage decrease was due primarily to a decrease in depreciation and amortization expenses, improvements in operating efficiencies and economies of scale.

In the first quarter 2002 selling, general and administrative expenses decreased as a percentage of revenue to 5.4% from 6.3% in 2001. Overall, selling, general and administrative expenses increased to $24.8 million in the first quarter 2002 from $23.8 million in 2001. This increase is primarily attributable to the expenses related to the acquisition of H & F Services, Inc. sales force.

Acquisition, restructuring and write-off charges decreased to $47.5 million in 2002 from $125.4 million in 2001. In the first quarter of 2002 we initiated a consolidation plan to continue improvements in overall operating efficiency and integrate recent acquisitions. The plan includes closing and consolidating certain facilities, exiting several non-strategic businesses, eliminating approximately 165 positions, and writing off impaired assets. The charge of $47.5 million ($30.6 million, net of tax) consisted of $6.7 million for closing and consolidating certain facilities, $5.9 million for compensation and severance, and $4.5 million for exiting non-strategic businesses. In addition, asset impairment charges of $22.5 million were incurred for the write-off of non-performing purchased merchant contracts identified in the first quarter and $7.9 million was incurred for the write-off of capitalized software and computer and communications equipment no longer in use.

Excluding acquisition, restructuring and write-off charges, operating income as a percentage of revenue increased to 25.0% in the first quarter 2002 from 21.7% in 2001. This increase in operating income resulted from improved operating efficiencies and economies of scale.

Net interest income improved as a percentage of revenue to 3.5% in the first quarter 2002 compared to 3.3% in 2001. This improvement resulted primarily from our increased investment in various securities of available cash flow from operations plus approximately $420.6 million in proceeds from our June 2001 stock offering, which increased interest income by 26.4% compared to 2001.

Our overall tax rate increased to 35.5% in the first quarter 2002 compared to (17.9%) in 2001. Excluding acquisition, restructuring and write-off charges, the tax rate was 35.5% in 2002 and 2001.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2002 Compared to 2001, continued

Net income as a percentage of revenue increased to 11.7% in the first quarter 2002 from (6.9%) in 2001. Excluding acquisition, restructuring and write-off charges, net income as a percentage of revenue was 18.4% in 2002 compared to 16.1% in 2001. This increase is the result of improved margins, reduced selling, general and administrative expenses as a percentage of revenue and increased interest income.

Liquidity and Capital Resources

In the first quarter 2002 we used $181.2 million in operating activities due primarily to the timing of settlement operations. We received $15.9 million from stock issued for exercises of options under our stock option plan and deposits increased $14.3 million. We liquidated $20.6 million in securities, net of purchases and maturities. We spent $37.0 million on capital additions and $15.5 million for business acquisitions. Our capital additions were primarily for capitalized and purchased software and computer facilities and equipment.

Our assets are primarily monetary, consisting of cash, assets convertible into cash, securities and receivables. Because of their liquidity, these assets are not significantly affected by inflation. We believe that anticipated replacement costs of software, facilities and equipment will not materially affect operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of services offered by us.

We believe that our cash and cash equivalents, securities, available credit and cash generated from operations are adequate to meet our capital and operating needs. EFS National Bank and EFS Federal Savings Bank, our wholly owned financial institution subsidiaries, exceed required regulatory capital ratios.

CONCORD EFS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2001, there have been no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ending December 31, 2001, refer to Exhibit 13 to our annual report on Form 10-K, filed on February 26, 2002.

CONCORD EFS, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Item 1. Legal Proceedings

From time to time Concord is involved in various litigation matters arising out of the conduct of its business. Pending matters that are currently material to Concord were reported in Concord’s Annual Report on Form 10-K for the year ended December 31, 2001. There were no material developments in the litigation matter previously disclosed except for the developments discussed below.

As previously disclosed, in September 2000, EFS National Bank was named as a defendant in a purported class action lawsuit filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that certain of EFS National Bank’s rate and fee changes were improper under Tennessee law due to allegedly deficient notice. The plaintiffs filed an amended complaint alleging that the class consists of at least 60,000 merchants who were subjected to the allegedly improper rate and fee changes over a several-year period. The amended complaint seeks damages in excess of $15.0 million as well as injunctive relief and unspecified punitive damages, treble damages, attorney fees, and costs.

The parties are currently engaged in settlement discussions and have advised the Tennessee Court that they have made significant progress towards and are close to resolving this matter. The parties have reached an agreement in principle to settle the case, subject to the completion of mutually satisfactory documentation by the parties and approval by the Court. The maximum amount of credits and payments by EFS National Bank under the proposed settlement would be $37.6 million, payable over a five-year period. A portion of such amount would be used to pay plaintiffs’ counsel and certain claims administration expenses. Concord believes the actual amount of credits and payments if the proposed settlement becomes final will be less than the $37.6 million because credits and payments are contingent upon merchant retention and submission of claims.

A number of procedural steps must now be undertaken before the proposed settlement becomes final. Those steps include, without limitation, finalizing and executing the proposed settlement agreement and related documentation, presenting the proposed settlement agreement and related documentation to the Court and seeking preliminary approval from the Court, sending notices to all potential class members, and allowing time for potential class members (a) to opt out of the class or to remain in the class and (b) to object to the proposed settlement and to attempt to persuade the court not to approve the proposed settlement.

There can be no assurance that the foregoing steps will be completed or that the proposed settlement will become final, on the terms described above or otherwise.

A purported class action complaint with similar allegations and requests for relief has been filed in St. Charles County, Missouri, but there has not been a substantial amount of activity in the Missouri case. The proposed settlement would also resolve the issues in the Missouri case.

Although these matters are in the preliminary stages, EFS National Bank believes it has various defenses to the claims against it, and if these matters cannot be resolved by settlement, EFS National Bank intends to vigorously defend against all claims.

CONCORD EFS, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to Concord’s registration statement on Form S-3 (File No. 333-61084), filed on June 4, 2001.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

10.1	Amendment, dated November 16, 2000, to Concord EFS, Inc. 1993 Incentive Stock Option Plan (Second 1999 Restatement)

(b)	Reports on Form 8-K

On January 22, 2002, we filed a current report on Form 8-K to report, under Item 5 of that form, developments with regard to pending legal proceedings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORD EFS, INC.

Date: May 9, 2002	By:	/s/ Dan M. Palmer Dan M. Palmer Chairman of the Board and Chief Executive Officer

Date: May 9, 2002	By:	/s/ Edward T. Haslam Edward T. Haslam Senior Vice President, Chief Financial Officer and Treasurer

CONCORD EFS, INC. AND SUBSIDIARIES
FORM 10-Q LISTING OF EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to Concord’s registration statement on Form S-3 (File No. 333-61084), filed on June 4, 2001.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

10.1	Amendment, dated November 16, 2000, to Concord EFS, Inc. 1993 Incentive Stock Option Plan (Second 1999 Restatement)