Form 10-Q
period 2002-06-30
CONCORD EFS INC
filed 2002-08-08
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    No

The number of shares of the registrant’s Common Stock, $0.33 1/3 par value, outstanding as of July 31, 2002 was 513,035,052.

CONCORD EFS, INC. AND SUBSIDIARIES

CONCORD EFS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2002	2001

	(in thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$755,751	$682,906

Securities available for sale	1,097,361	1,228,805

Accounts receivable, net	412,823	134,496

Inventories	22,048	20,971

Prepaid expenses and other current assets	41,633	34,346

Deferred income taxes	4,196	13,054

TOTAL CURRENT ASSETS	2,333,812	2,114,578

Loans, net	82,522	89,038

Property and equipment, net	301,819	267,451

Goodwill, net	282,644	158,632

Other intangible assets, net	59,280	85,712

Other assets	25,796	14,034

TOTAL ASSETS	$3,085,873	$2,729,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and other liabilities	$442,605	$488,789

Deposits	159,126	162,972

Accrued liabilities	46,024	29,837

Accrued restructuring charges	35,289	5,315

Accrued litigation settlement	18,753	—

Income taxes payable	16,588	1,438

Current maturities of long-term debt	43,021	—

TOTAL CURRENT LIABILITIES	761,406	688,351

Long-term debt	126,244	119,458

Deferred income taxes	64,686	55,437

Other liabilities	8,348	4,202

TOTAL LIABILITIES	960,684	867,448

Commitments and contingent liabilities	—	—

Minority interest in subsidiary	4,514	3,410

STOCKHOLDERS’ EQUITY

Common stock	171,011	169,352

Other stockholders’ equity	1,949,664	1,689,235

TOTAL STOCKHOLDERS’ EQUITY	2,120,675	1,858,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,085,873	$2,729,445

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands, except per share data)

Revenue	$538,177	$419,841	$1,000,320	$794,708

Cost of operations	381,894	299,619	704,275	569,887

Selling, general and administrative expenses	32,357	22,714	57,139	47,102

Acquisition, restructuring and write-off charges	29,006	—	76,506	125,362

Litigation settlement charges	20,761	—	20,761	—

OPERATING INCOME	74,159	97,508	141,639	52,357

Other income and expense:

Other income	6,388	845	6,914	2,192

Interest income	19,498	15,240	39,070	30,722

Interest expense	2,656	3,257	5,762	6,380

INCOME BEFORE TAXES AND MINORITY INTEREST	97,389	110,336	181,861	78,891

Income taxes	34,086	39,154	64,074	33,528

INCOME BEFORE MINORITY INTEREST	63,303	71,182	117,787	45,363

Minority interest in net income of subsidiary	85	—	360	173

NET INCOME	$63,218	$71,182	$117,427	$45,190

PER SHARE DATA:

Basic earnings per share	$0.12	$0.15	$0.23	$0.09

Diluted earnings per share	$0.12	$0.14	$0.22	$0.09

AVERAGE SHARES OUTSTANDING:

Basic shares	511,673	486,785	510,186	485,057

Diluted shares	532,638	508,569	531,455	506,472

         See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,

	2002	2001

	(in thousands)
OPERATING ACTIVITIES

Net income	$117,427	$45,190

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Minority interest in subsidiary	360	173

Provision for losses on accounts receivable and loans	116	3,962

Depreciation and amortization	39,612	45,517

Deferred income taxes	11,979	(21,051)

Net realized gain on sales of securities available for sale	(1,013)	(1,616)

Restructuring charges	38,338	13,081

Changes in operating assets and liabilities:

Settlement receivables and payables, net	(303,577)	1,214

Accounts receivable	(27,031)	(11,652)

Inventories	(843)	(6,046)

Prepaid expenses and other current assets	(6,818)	(2,565)

Accounts payable and other liabilities	79,714	97,036

Other, net	2,338	2,048

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(49,398)	165,291

INVESTING ACTIVITIES

Acquisition of securities available for sale	(423,762)	(521,316)

Proceeds from sales of securities available for sale	487,336	242,123

Proceeds from maturity of securities available for sale	85,528	79,755

Purchases of loans	(17,716)	(23,490)

Net change in loans	25,281	7,625

Acquisition of property and equipment	(70,904)	(48,332)

Purchased merchant contracts	—	(16,423)

Business acquisitions, net	(17,240)	(19,700)

Other investing activity	(13,443)	(2,938)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	55,080	(302,696)

FINANCING ACTIVITIES

Net increase (decrease) in deposits	(3,846)	13,644

Proceeds from borrowings	50,000	21,000

Payments on borrowings	(193)	(14,268)

Proceeds from offering of common stock	—	420,630

Proceeds from exercise of stock options	21,445	16,591

Payments on leases payable	(243)	(871)

NET CASH PROVIDED BY FINANCING ACTIVITIES	67,163	456,726

NET INCREASE IN CASH AND CASH EQUIVALENTS	72,845	319,321

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	682,906	298,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$755,751	$617,704

         See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Concord EFS, Inc. and Subsidiaries (Concord) annual report on Form 10-K filed on February 26, 2002 for the year ended December 31, 2001.

Nature of Operations: Concord is a vertically integrated electronic transaction processor. Concord acquires, routes, authorizes, captures, and settles virtually all types of electronic payment and deposit access transactions for financial institutions and merchants nationwide. Concord’s primary activities consist of Network Services, which provides automated teller machine (ATM) processing, debit card processing, deposit risk management, and coast-to-coast debit network access principally for financial institutions, and Payment Services, which provides payment processing for supermarkets, major retailers, petroleum dealers, convenience stores, restaurants, trucking companies, and independent retailers.

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

Recent Pronouncement: In July 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The FASB concluded in SFAS 146 that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Note B – Business Combinations

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

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B – Business Combinations, continued

On May 17, 2002 Concord acquired Core Data Resources, Inc., an electronic transaction processor. The acquisition, for which Concord issued approximately 2.0 million shares of its common stock, was accounted for as a purchase transaction and is immaterial to Concord’s financial statements. The allocation of the purchase price is preliminary because a valuation study has not yet been completed.

On March 1, 2002 Concord acquired The Logix Companies, LLC, an electronic transaction processor. The acquisition, for which Concord issued approximately 0.9 million shares of its common stock and paid approximately $6.3 million in cash, was accounted for as a purchase transaction and is immaterial to Concord’s financial statements. The allocation of the purchase price is preliminary because a valuation study has not yet been completed.

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

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B – Business Combinations, continued

The following table presents selected financial information split between Concord and STAR (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:

Concord	$538,177	$419,841	$1,000,320	$779,836

STAR (1)	—	—	—	15,396

Intercompany eliminations (2)	—	—	—	(524)

Combined revenue	$538,177	$419,841	$1,000,320	$794,708

Net income:

Concord	$63,218	$71,182	$117,427	$42,262

STAR (1)	—	—	—	2,928

Combined net income	$63,218	$71,182	$117,427	$45,190

Basic earnings per share combined	$0.12	$0.15	$0.23	$0.09

Diluted earnings per share combined	$0.12	$0.14	$0.22	$0.09

(1)	The 2001 amounts reflect the results of STAR operations from January 1, 2001 through January 31, 2001. Results of operations from February 1, 2001 are included in Concord amounts.

(2)	All material activity between Concord and STAR has been eliminated.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B – Business Combinations, continued

Acquisition, restructuring and write-off charges were $29.0 million ($18.9 million, net of taxes) for the three months ended June 30, 2002. During the second quarter, management approved a plan in conjunction with the Core Data acquisition and continued consolidation initiatives to improve overall operating efficiencies. The charge consisted of $16.8 million for contract terminations, $4.1 million for exiting a non-strategic business, $1.0 million for closing and consolidating certain facilities and $0.7 million for compensation and severance. In addition, the charge included stock compensation charges of $4.8 million related to the modification of stock options of terminated employees and asset impairment charges of $1.6 million recorded as an adjustment to the write-off of non-performing purchased merchant contracts. In connection with the plan, Concord expects to eliminate 24 positions, none of which were eliminated as of June 30, 2002. As of June 30, 2002, $22.3 million of the charges were accrued but unpaid. Concord expects to complete the plan by June 30, 2003.

The following table presents a summary of activity in the second quarter 2002 restructuring charge accrual (in thousands):

Acquisition, restructuring and write-off charges	$29,006

Cash outlays	211

Non-cash writedowns and charges – asset impairment	6,536

Balance, June 30, 2002	$22,259

The following table presents a summary of the remaining components of the second quarter 2002 restructuring charge accrual (in thousands):

Contract terminations	$16,800

Non-strategic business closures	3,846

Facility closings and consolidations	930

Compensation and severance	683

Balance, June 30, 2002	$22,259

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B – Business Combinations, continued

Acquisition, restructuring and write-off charges were $47.5 million ($30.6 million, net of taxes) for the three months ended March 31, 2002. During the first quarter, management approved a corporate consolidation plan initiated to continue improvements in overall operating efficiency and integrate recent acquisitions. The charge consisted of $6.7 million for closing and consolidating certain facilities, $5.9 million for compensation and severance, and $4.5 million for exiting non-strategic businesses. In addition, asset impairment charges of $22.5 million ($0.03 basic and diluted earnings per share) were incurred for the write-off of non-performing purchased merchant contracts identified in the first quarter and $7.9 million was incurred for the write-off of capitalized software and computer and communications equipment no longer in use. In connection with the plan, Concord expects to eliminate approximately 165 positions, 109 of which were eliminated as of June 30, 2002. Compensation and severance costs paid and charged against the restructuring charge accrual were $1.8 million through June 30, 2002. As of June 30, 2002, $13.0 million of the charges were accrued but unpaid. Concord expects to complete the consolidation plan by March 31, 2003.

The following table presents a summary of activity in the first quarter 2002 restructuring charge accrual (in thousands):

Acquisition, restructuring and write-off charges	$47,500

Cash outlays	2,696

Non-cash writedowns and charges – asset impairment	31,774

Balance, June 30, 2002	$13,030

The following table presents a summary of the remaining components of the first quarter 2002 restructuring charge accrual (in thousands):

Facility closings and consolidations	$5,963

Compensation and severance	4,131

Non-strategic business closures	2,936

Balance, June 30, 2002	$13,030

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B – Business Combinations, continued

Acquisition, restructuring and write-off charges were $125.4 million ($86.4 million, net of taxes) for the three months ended March 31, 2001. The charges were a result of a company-wide consolidation plan to address areas of operating redundancies created by recent acquisitions. The plan included consolidation of data centers and other facilities to eliminate redundancies, the reassignment or termination of certain employees timed to coincide with the integration of redundant processing platforms, and the functional integration of the STAR organization into Concord. The charges consisted of $63.9 million for combining various processing platforms, $16.0 million for the consolidation of duplicate products and internal systems, $15.6 million for advisory, legal, and accounting fees, $19.1 million for the termination of certain data center services contracts, $9.8 million for compensation and severance costs, and $1.0 million for other expenses. In connection with the consolidation plan, Concord expected to eliminate approximately 250 positions, all of which were eliminated as of March 31, 2002. Compensation and severance costs paid and charged against the restructuring charge accrual were $9.8 million through March 31, 2002. As of March 31, 2002, the consolidation activities were completed, and there was no remaining balance related to the 2001 restructuring charge accrual.

The following table presents a summary of activity in the 2001 restructuring charge accrual (in thousands):

Balance, December 31, 2001	$5,315

Cash outlays	5,286

Non-cash writedowns and charges – asset impairment	29

Balance, March 31, 2002	$—

Note C – Goodwill and Other Intangible Assets

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets.” SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

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
(Unaudited)

Note C – Goodwill and Other Intangible Assets, continued

The following table presents a reconciliation of net income adjusted to exclude amortization expense of goodwill with indefinite useful lives (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income	$63,218	$71,182	$117,427	$45,190

Goodwill amortization, net of tax	—	2,415	—	4,691

Adjusted net income	$63,218	$73,597	$117,427	$49,881

Adjusted basic earnings per share	$0.12	$0.15	$0.23	$0.10

Adjusted diluted earnings per share	$0.12	$0.14	$0.22	$0.10

The following table presents the allocation of unamortized goodwill to Concord’s reporting units (in thousands):

Network Services	$124,982

Payment Services	33,650

Balance, December 31, 2001	$158,632

The following table presents Concord’s amortization expense relating to other intangible assets as of December 31, 2001 for the periods indicated, net of the write-off of non-performing purchased merchant contracts of $22,496 (in thousands):

2002	$10,098

2003	8,790

2004	8,738

2005	8,738

2006	8,465

Thereafter	18,387

Total	$63,216

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note D – Comprehensive Income

Total comprehensive income was $79.5 million and $70.4 million for the three months ended June 30, 2002 and 2001, respectively. Total comprehensive income was $128.9 million and $51.5 million for the six months ended June 30, 2002 and 2001, respectively. Comprehensive income includes net income and the change in the unrealized gain or loss on securities available for sale arising during the period.

Note E – Offering of Common Stock

In June 2001 Concord issued and sold approximately 17.8 million shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Pursuant to the same registration statement, the selling stockholders named in the registration statement sold approximately 34.1 million shares of Concord common stock. Most of the selling stockholders were the previous owners of STAR who received unregistered common stock of Concord in connection with the February 1, 2001 acquisition. Net of the underwriting discount and other expenses of the offering, Concord received $420.6 million for the common stock it issued and sold. Concord did not receive any proceeds from the sale of shares by the selling stockholders.

Note F – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:

Net income	$63,218	$71,182	$117,427	$45,190

Denominator:

Denominator for basic earnings per share, weighted-average shares	511,673	486,785	510,186	485,057

Effect of dilutive stock options	20,965	21,784	21,269	21,415

Denominator for diluted earnings per share, adjusted weighted-average shares, and assumed conversions	532,638	508,569	531,455	506,472

Basic earnings per share	$0.12	$0.15	$0.23	$0.09

Diluted earnings per share	$0.12	$0.14	$0.22	$0.09

Excluding acquisition, restructuring, write-off, and litigation settlement charges and related taxes, diluted earnings per share for the six months ended June 30, 2002 and 2001 were $0.34 and $0.26, respectively. Earnings per share and related per share data have been restated to reflect all stock splits.

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

Business segment information for the three months and six months ended June 30, 2002 and 2001 is presented below (in thousands):

	Three months ended June 30, 2002

	Network	Payment
	Services	Services	Other	Total

Revenue	$205,149	$333,028	$—	$538,177

Cost of operations	108,950	272,944	—	381,894

Selling, general and administrative expenses	—	—	32,357	32,357

Acquisition, restructuring and write-off charges	—	—	29,006	29,006

Litigation settlement charges	—	—	20,761	20,761

Other income	—	—	6,388	6,388

Interest income	—	—	19,498	19,498

Interest expense	—	—	2,656	2,656

Income taxes	—	—	34,086	34,086

Minority interest in subsidiary	—	—	85	85

Net income (loss)	$96,199	$60,084	$(93,065)	$63,218

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note G – Operations by Business Segment, continued

	Three months ended June 30, 2001

	Network	Payment
	Services	Services	Other	Total

Revenue	$156,829	$263,012	$—	$419,841

Cost of operations	85,620	213,999	—	299,619

Selling, general and administrative expenses	—	—	22,714	22,714

Acquisition, restructuring and write-off charges	—	—	—	—

Litigation settlement charges	—	—	—	—

Other income	—	—	845	845

Interest income	—	—	15,240	15,240

Interest expense	—	—	3,257	3,257

Income taxes	—	—	39,154	39,154

Minority interest in subsidiary	—	—	—	—

Net income (loss)	$71,209	$49,013	$(49,040)	$71,182

	Six months ended June 30, 2002

	Network	Payment
	Services	Services	Other	Total

Revenue	$390,806	$609,514	$—	$1,000,320

Cost of operations	203,889	500,386	—	704,275

Selling, general and administrative expenses	—	—	57,139	57,139

Acquisition, restructuring and write-off charges	—	—	76,506	76,506

Litigation settlement charges	—	—	20,761	20,761

Other income	—	—	6,914	6,914

Interest income	—	—	39,070	39,070

Interest expense	—	—	5,762	5,762

Income taxes	—	—	64,074	64,074

Minority interest in subsidiary	—	—	360	360

Net income (loss)	$186,917	$109,128	$(178,618)	$117,427

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note G – Operations by Business Segment, continued

	Six months ended June 30, 2001

	Network	Payment
	Services	Services	Other	Total

Revenue	$303,986	$490,722	$—	$794,708

Cost of operations	170,049	399,838	—	569,887

Selling, general and administrative expenses	—	—	47,102	47,102

Acquisition, restructuring and write-off charges	—	—	125,362	125,362

Litigation settlement charges	—	—	—	—

Other income	—	—	2,192	2,192

Interest income	—	—	30,722	30,722

Interest expense	—	—	6,380	6,380

Income taxes	—	—	33,528	33,528

Minority interest in subsidiary	—	—	173	173

Net income (loss)	$133,937	$90,884	$(179,631)	$45,190

Note H – Contingencies

In September 2000 EFS National Bank was named as a defendant in a purported class action lawsuit filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that certain of EFS National Bank’s rate and fee changes were improper under Tennessee law due to allegedly deficient notice. On May 14, 2002 the plaintiffs filed a second amended complaint alleging that the class consists of over 100,000 merchants who were subjected to the allegedly improper rate and fee changes over a several-year period. The second amended complaint sought damages in excess of $70.0 million as well as injunctive relief and unspecified punitive damages, treble damages, attorney fees, and costs.

On May 16, 2002 the parties entered into a settlement agreement relating to this litigation and received preliminary approval from the trial court therefor. On August 6, 2002 the trial court rejected the only objection filed against the settlement agreement and gave the settlement agreement its final approval. The objector has not yet indicated whether he will appeal, but he has 30 days from the date of final approval to do so. The maximum amount of the credits and payments by EFS National Bank under the settlement is $37.6 million, payable over a five-year period. A portion of such amount will be used to pay plaintiffs’ counsel and certain claims administration expenses. In connection with the settlement, Concord has recorded a one-time charge of $20.8 million ($13.5 million, net of taxes) for the three months ended June 30, 2002. The charge is less than $37.6 million, because the credits and payments are contingent upon merchant retention and submission of claims.

A purported class action complaint with similar allegations and requests for relief has been filed in St. Charles County, Missouri, but there has not been a substantial amount of activity in the Missouri case. The settlement in the Tennessee case discussed above will also resolve the issues in the Missouri case.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note I – Other Income

Other income for the three months ended June 30, 2002 includes $5.9 million representing the sale of certain terminal hardware and related future rental payments. The remaining other income represents net realized gain on sales of securities available for sale.

Note J – Subsequent Event

On August 5, 2002 Concord announced that its Board of Directors approved the repurchase of up to $250.0 million of Concord’s common stock. Under the repurchase plan, Concord may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions.

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

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 17, 2002 we acquired Core Data Resources, Inc., a privately held electronic transaction processor based in Amarillo, Texas. Core Data provides ATM processing and related services to financial institutions, retailers, and independent sales organizations nationwide. This acquisition was accounted for as a purchase transaction in which we exchanged approximately 2.0 million shares of our common stock for all of Core Data’s outstanding common stock.

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

Payment Services

Payment Services provides the systems and processing that allow retail clients to accept virtually any type of electronic payment, including all card types–credit, debit, electronic benefits transfer (EBT), prepaid, and proprietary cards–as well as a variety of check-based options. We focus on providing payment processing services to selected segments, with specialized systems designed for supermarkets, gas stations, convenience stores, and restaurants. Payment Services also includes providing payment cards that enable drivers of trucking companies to purchase fuel and obtain cash advances at truck stops. Our services are turn-key, providing merchants with POS terminal equipment, transaction routing and authorization, settlement, funds movement, and sponsorship into all credit card associations (such as VISA and MasterCard) and debit networks (such as STAR, Pulse, and NYCE).

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We own two insured depository institutions, EFS National Bank and EFS Federal Savings Bank. While EFS National Bank engages exclusively in activities related to our payment processing business, EFS Federal Savings Bank has engaged in limited local deposit taking and lending operations. We have determined that the continuation of those local retail banking operations are not strategic to the company, and we are, therefore, pursuing options to dispose of those operations and related assets and liabilities. As an interim step in this regard, on May 15, 2002 we applied to the Office of the Comptroller of the Currency to merge EFS Federal Savings Bank into EFS National Bank.

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

Consolidation Plans

In the second quarter of 2002 we initiated a plan in conjunction with the Core Data acquisition and continued consolidation initiatives to improve overall operating efficiencies. The plan includes contract terminations, exiting a non-strategic business, closing and consolidating certain facilities, eliminating 24 positions, and writing off impaired assets. We incurred a charge of $18.9 million, net of taxes, related to the plan. During the next twelve months, we will implement the plan to improve our overall operating efficiencies.

In the first quarter of 2002 we initiated a consolidation plan to continue improvements in overall operating efficiency and integrate recent acquisitions. The plan includes closing and consolidating certain facilities, exiting several non-strategic businesses, eliminating approximately 165 positions, and writing off impaired assets. We incurred a charge of $30.6 million, net of taxes, related to the consolidation plan. During the next nine months, we will implement the plan and focus on consolidation activities for operational improvements in our Payment Services segment.

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

Components of Revenue and Expenses

Network Services and Payment Services are our two reportable business segments. These business units are managed separately because they offer distinct products for different end users. All of our revenue is generated in the United States, and no single customer of Concord accounts for a material portion of our revenue. The majority of our revenue is tied to contracts with original terms of between three and five years.

A principal component of our revenue is derived from Network Services (38.1% and 37.4% for the three months ended June 30, 2002 and 2001 and 39.1% and 38.3% for the six months ended June 30, 2002 and 2001). Network Services revenue consists of processing fees for driving and monitoring ATMs, processing fees for managing debit card records, and access and switching fees for network access. We recognize this revenue at the time of the transaction.

The majority of our revenue (61.9% and 62.6% for the three months ended June 30, 2002 and 2001 and 60.9% and 61.7% for the six months ended June 30, 2002 and 2001) is generated from fee income related to Payment Services. Revenue from Payment Services primarily includes discount fees charged to merchants, which are a percentage of the dollar amount of each credit card transaction we process, as well as a flat fee per transaction. The discount fee, primarily charged to smaller merchants, is negotiated with each merchant and typically constitutes a bundled rate for the transaction authorization, processing, settlement, and funds transfer services we provide, plus the interchange fees charged by the credit card associations and collected by us. The balance of Payment Services revenue is derived from transaction fees for processing credit card transactions for larger merchants, debit card and EBT card transactions, check verification and authorization services, and sales of POS terminals. We recognize this revenue at the time of the transaction. One result of having revenue dependent on the total dollar volume processed is that lower ticket size or other reduction in total purchases causes a reduction in our revenue. However, net income is not correspondingly affected because the majority of our transactions are priced on a fixed fee per transaction basis.

The following table lists revenue by segment for the periods indicated (in millions):

	Three months		Six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Network Services	$205.2	$156.8	$390.8	$304.0

Payment Services	333.0	263.0	609.5	490.7

Total	$538.2	$419.8	$1,000.3	$794.7

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

The following table lists cost of operations by segment for the periods indicated (in millions):

	Three months		Six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Network Services	$109.0	$85.6	$203.9	$170.1

Payment Services	272.9	214.0	500.4	399.8

Total	$381.9	$299.6	$704.3	$569.9

Our selling, general and administrative expenses include certain salaries and wages and other general administrative expenses. These costs are not allocated to the reportable segments.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table shows, for the periods indicated, the percentage of revenue represented by certain items on our consolidated statements of income:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of operations	71.0	71.4	70.4	71.7

Selling, general and administrative expenses	6.0	5.4	5.7	5.9

Acquisition, restructuring and write-off charges	5.4	—	7.7	15.8

Litigation settlement charges	3.8	—	2.1	—

Operating income	13.8	23.2	14.1	6.6

Other income	1.2	0.2	0.7	0.3

Interest income, net	3.1	2.9	3.3	3.0

Income before taxes	18.1	26.3	18.1	9.9

Income taxes	6.3	9.3	6.4	4.2

Net income	11.8%	17.0%	11.7%	5.7%

Second Quarter 2002 Compared to 2001

Revenue in the second quarter 2002 increased 28.2% to $538.2 million from $419.8 million in 2001. In the second quarter 2002 Network Services accounted for 38.1% of revenue, and Payment Services accounted for 61.9%. Network Services revenue in the second quarter 2002 increased 30.8% compared to 2001 as a result of network price increases, the addition of new network and processing customers, and increases in transaction volumes. The increased transaction volumes resulted primarily from increased use of our network debit cards for payment at the point of sale. Revenue from Payment Services in the second quarter 2002 increased 26.6% compared to 2001, due primarily to increased transaction volumes. The increased volumes resulted from the addition of new merchants and the increased use of debit, EBT, and credit card transactions at new and existing merchants.

Cost of operations decreased in the second quarter 2002 to 71.0% of revenue compared to 71.4% in 2001. This percentage decrease was due primarily to a decrease in depreciation and amortization expenses, improvements in operating efficiencies, and economies of scale.

In the second quarter 2002 selling, general and administrative expenses increased as a percentage of revenue to 6.0% from 5.4% in 2001. Overall, selling, general and administrative expenses increased to $32.4 million in the second quarter 2002 from $22.7 million in 2001. This increase is primarily attributable to the expenses related to the acquisition of the H & F Services sales force, increased headcount, and expenses related to the Logix and Core Data acquisitions.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2002 Compared to 2001, continued

Acquisition, restructuring and write-off charges were $29.0 million in the second quarter 2002. There were no such charges in the second quarter 2001. In the second quarter of 2002 we initiated a plan in conjunction with the Core Data acquisition and continued consolidation initiatives to improve overall operating efficiencies. The plan includes contract terminations, exiting a non-strategic business, closing and consolidating certain facilities, eliminating 24 positions, and writing off impaired assets. The charge of $29.0 million ($18.9 million, net of taxes) consisted of $16.8 million for contract terminations, $4.1 million for exiting a non-strategic business, $1.0 million for closing and consolidating certain facilities, and $0.7 million for compensation and severance. In addition, the charge included stock compensation charges of $4.8 million related to the modification of stock options of terminated employees and asset impairment charges of $1.6 million recorded as an adjustment to the write-off of non-performing purchased merchant contracts.

Litigation settlement charges were $20.8 million in the second quarter 2002. There were no such charges in the second quarter 2001. The charges represent credits and payments to merchants and former merchants, legal expenses, and claims administration expenses in connection with a settlement agreement relating to a purported class action lawsuit alleging that certain rate and fee charges were improper under Tennessee law due to allegedly deficient notice.

Excluding acquisition, restructuring, write-off, and litigation settlement charges, operating income as a percentage of revenue was 23.0% in the second quarter 2002 compared to 23.2% in 2001.

Other income improved as a percentage of revenue to 1.2% in the second quarter 2002 compared to 0.2% in 2001. This improvement resulted from the sale of certain terminal hardware and related future rental payments.

Net interest income improved as a percentage of revenue to 3.1% in the second quarter 2002 compared to 2.9% in 2001. This improvement resulted primarily from our increased investment in various securities of available cash flow from operations plus approximately $420.6 million in proceeds from our June 2001 stock offering, which increased net interest income by 40.6% compared to 2001.

Our overall tax rate was 35.0% in the second quarter 2002 compared to 35.5% in 2001.

Net income as a percentage of revenue decreased to 11.8% in the second quarter 2002 from 17.0% in 2001. Excluding acquisition, restructuring, write-off, and litigation settlement charges, net income as a percentage of revenue was 17.8% in 2002 compared to 17.0% in 2001. This increase is the result of increased other income and interest income.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared to 2001

Revenue in the six months ended June 30, 2002 increased 25.9% to $1,000.3 million from $794.7 million in 2001. In the six months ended June 30, 2002 Network Services accounted for 39.1% of revenue, and Payment Services accounted for 60.9%. Network Services revenue in the six months ended June 30, 2002 increased 28.6% compared to 2001 as a result of network price increases, the addition of new network and processing customers, and increases in transaction volumes. The increased transaction volumes resulted primarily from increased use of our network debit cards for payment at the point of sale. Revenue from Payment Services in the six months ended June 30, 2002 increased 24.2% compared to 2001, due primarily to increased transaction volumes. The increased volumes resulted from the addition of new merchants and the increased use of debit, EBT, and credit card transactions at new and existing merchants.

Cost of operations decreased in the six months ended June 30, 2002 to 70.4% of revenue compared to 71.7% in 2001. This percentage decrease was due primarily to a decrease in depreciation and amortization expenses, improvements in operating efficiencies, and economies of scale.

In the six months ended June 30, 2002 selling, general and administrative expenses decreased as a percentage of revenue to 5.7% from 5.9% in 2001. Overall, selling, general and administrative expenses increased to $57.1 million in the six months ended June 30, 2002 from $47.1 million in 2001. This increase is primarily attributable to the expenses related to the acquisition of the H & F Services sales force, increased headcount, and expenses related to the Logix and Core Data acquisitions.

Acquisition, restructuring and write-off charges decreased to $76.5 million in 2002 from $125.4 million in 2001. In the second quarter of 2002 we initiated a plan and incurred a charge of $29.0 million as described in the second quarter 2002 to 2001 comparison.

In the first quarter of 2002 we initiated a consolidation plan to continue improvements in overall operating efficiency and integrate recent acquisitions. The plan includes closing and consolidating certain facilities, exiting several non-strategic businesses, eliminating approximately 165 positions, and writing off impaired assets. The charge of $47.5 million ($30.6 million, net of taxes) consisted of $6.7 million for closing and consolidating certain facilities, $5.9 million for compensation and severance, and $4.5 million for exiting non-strategic businesses. In addition, asset impairment charges of $22.5 million were incurred for the write-off of non-performing purchased merchant contracts identified in the first quarter and $7.9 million was incurred for the write-off of capitalized software and computer and communications equipment no longer in use.

Litigation settlement charges were $20.8 million in the six months ended June 30, 2002. There were no such charges in the six months ended June 30, 2001. The charges are described in the second quarter 2002 to 2001 comparison.

Excluding acquisition, restructuring, write-off, and litigation settlement charges, operating income as a percentage of revenue increased to 23.9% in the six months ended June 30, 2002 from 22.4% in 2001. This increase in operating income resulted from improved operating efficiencies and economies of scale.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared to 2001, continued

Other income improved as a percentage of revenue to 0.7% in the six months ended June 30, 2002 from 0.3% in 2001. This improvement resulted from the sale of certain terminal hardware and related future rental payments.

Net interest income improved as a percentage of revenue to 3.3% in the six months ended June 30, 2002 compared to 3.0% in 2001. This improvement resulted primarily from our increased investment in various securities of available cash flow from operations plus approximately $420.6 million in proceeds from our June 2001 stock offering, which increased net interest income by 36.8% compared to 2001.

Our overall tax rate decreased to 35.2% in the six months ended June 30, 2002 compared to 42.5% in 2001. Excluding acquisition, restructuring, write-off, and litigation settlement charges, the tax rate was 35.2% in 2002 and 35.5% in 2001.

Net income as a percentage of revenue increased to 11.7% in the six months ended June 30, 2002 from 5.7% in 2001. Excluding acquisition, restructuring, write-off, and litigation settlement charges, net income as a percentage of revenue was 18.0% in 2002 compared to 16.6% in 2001. This increase is the result of improved margins, reduced selling, general and administrative expenses as a percentage of revenue, and increased other income and interest income.

Liquidity and Capital Resources

In the six months ended June 30, 2002 we generated $254.2 million from operating activities excluding the timing of settlement operations. Including the timing of settlement operations, we used $49.4 million in operating activities. We received $50.0 million in proceeds from Federal Home Loan Bank advances and $21.4 million from stock issued for exercises of options under our stock option plan. We liquidated $149.1 million in securities, net of purchases and maturities. We spent $70.9 million on capital additions and $17.2 million for business acquisitions. Our capital additions were primarily for capitalized and purchased software and computer facilities and equipment.

As of June 30, 2002 our assets were primarily monetary, consisting of cash, assets convertible into cash, securities, and receivables. Because of their liquidity, these assets are not significantly affected by inflation. We believe that anticipated replacement costs of software, facilities, and equipment will not materially affect operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of services offered by us.

On July 1, 2002 we invested a total of $150.0 million in two hedge fund-of-funds entities that allow us through a single investment in each entity, to access a variety of hedge fund managers and strategies. These holdings are intended to allow us to more efficiently diversify our investments by allocating a portion of our investable cash with a number of professional money managers. From a liquidity standpoint, substantially all of the funds allow withdrawals on a quarterly basis. These investments will be accounted for using the equity method, with unrealized gains or losses reflected in current profit and loss each quarter.

On August 5, 2002 we announced that our Board of Directors approved the repurchase of up to $250.0 million of our common stock. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions.

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

CONCORD EFS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2002, there were no changes with regard to market risk since December 31, 2001 that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ending December 31, 2001, refer to Exhibit 13 to our annual report on Form 10-K, filed on February 26, 2002.

CONCORD EFS, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Item 1. Legal Proceedings

From time to time Concord is involved in various litigation matters arising out of the conduct of its business. Pending proceedings and developments that may be considered material were reported in our annual report on Form 10-K for the year ended December 31, 2001 (filed on February 26, 2002), our quarterly report on Form 10-Q for the quarter ended March 31, 2002 (filed on May 9, 2002), and our most recent current report on Form 8-K (filed on May 16, 2002). During the quarter ended June 30, 2002, there were no material developments in any litigation matter previously disclosed except for the developments discussed below.

As previously disclosed, in September 2000 EFS National Bank was named as a defendant in a purported class action lawsuit filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that certain of EFS National Bank’s rate and fee changes were improper under Tennessee law due to allegedly deficient notice. On May 14, 2002 the plaintiffs filed a second amended complaint alleging that the class consists of over 100,000 merchants who were subjected to the allegedly improper rate and fee changes over a several-year period. The second amended complaint sought damages in excess of $70.0 million as well as injunctive relief and unspecified punitive damages, treble damages, attorney fees, and costs.

On May 16, 2002 the parties entered into a settlement agreement relating to this litigation and received preliminary approval from the trial court therefor. On August 6, 2002 the trial court rejected the only objection filed against the settlement agreement and gave the settlement agreement its final approval. The objector has not yet indicated whether he will appeal, but he has 30 days from the date of final approval to do so. The principal terms of the settlement agreement are:

(1)	Every member of the purported class seeking a monetary recovery is required to submit a written claim, verified under penalty of perjury.

(2)	EFS National Bank admits no liability.

(3)	The settlement covers all claims relating to specific rate increases or changes and the imposition of certain fees.

(4)	The settlement covers claims by former and current merchants. Former merchants who return to EFS National Bank in connection with the settlement will receive a premium over what non-returning former merchants receive.

(5)	Credits and payments will be made annually in 2002, 2003, 2004, 2005, and 2006. Claimants will have to remain with EFS National Bank through 2006 to receive the maximum available financial benefit from the settlement.

(6)	The maximum amount of the credits and payments by EFS National Bank under the settlement is $37.6 million. A portion of such amount will be used to pay plaintiffs’ counsel and certain claims administration expenses.

CONCORD EFS, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Item 1. Legal Proceedings, continued

(7)	If more than 4% of the potential class members opt out of the monetary aspects of the settlement, EFS National Bank will have the right to withdraw from the settlement. EFS National Bank will receive releases from all potential class members who do not opt out of the monetary aspects of the settlement.

(8)	EFS National Bank agrees to certain injunctive relief regarding notice of new fees and rate increases and the content of monthly statements sent to merchants.

A purported class action complaint with similar allegations and requests for relief has been filed in St. Charles County, Missouri, but there has not been a substantial amount of activity in the Missouri case. The settlement in the Tennessee case discussed above will also resolve the issues in the Missouri case.

Item 2. Changes in Securities and Use of Proceeds

Pursuant to the stockholder vote at our annual meeting, we filed a Certificate of Amendment on June 7, 2002 with the Delaware Secretary of State, amending our Certificate of Incorporation to increase the number of authorized shares of our common stock, $0.33 1/3 par value, to 1,500,000,000 shares. Holders of our common stock are not entitled to preemptive rights to purchase our common stock. The authorized shares of common stock can be issued without stockholder approval upon such terms and in consideration of such amounts as our Board of Directors determines is in our best interests. The authorization of additional shares of common stock has no dilutive effect upon the proportionate voting power of our present stockholders. However, issuance of additional shares could have a substantial dilutive effect on present stockholders.

Our issuance of additional shares of common stock may also make it more difficult to obtain stockholder approval of various actions, such as a merger or other corporate combination. The increase in the number of authorized shares of common stock could enable our Board of Directors to render more difficult an attempt by another person or entity to obtain control of Concord, although our Board of Directors has no present intention of issuing additional shares for such purpose and has no present knowledge of any takeover efforts by any person or entity.

CONCORD EFS, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders held on May 23, 2002, our stockholders elected the following nominees to our Board of Directors, with votes cast as follows:

•	Douglas C. Altenbern—419,048,899 shares for and 12,651,601 abstentions;

•	J. Richard Buchignani—416,185,066 shares for and 15,515,434 abstentions;

•	Ronald V. Congemi—357,247,280 shares for and 74,453,220 abstentions;

•	Richard M. Harter—416,565,219 shares for and 15,135,281 abstentions;

•	Richard P. Kiphart—421,935,665 shares for and 9,764,835 abstentions;

•	Edward A. Labry III—357,405,657 shares for and 74,294,843 abstentions;

•	Jerry D. Mooney—419,067,605 shares for and 12,632,895 abstentions;

•	Dan M. Palmer—357,472,143 shares for and 74,228,357 abstentions; and

•	Paul L. Whittington—419,041,609 shares for and 12,658,891 abstentions.

There were no votes cast against any nominee, and there were no broker non-votes with respect to each nominee.

At the annual meeting, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock, with votes cast as follows: 410,495,891 shares for, 19,380,393 shares against, 1,824,216 abstentions, and no broker non-votes.

At the annual meeting, our stockholders also approved the Concord EFS, Inc. 2002 Stock Option Plan that succeeds and replaces the Concord EFS, Inc. 1993 Incentive Stock Option Plan, with votes cast as follows: 314,877,291 shares for, 49,788,882 shares against, 2,197,080 abstentions, and 64,837,247 broker non-votes.

CONCORD EFS, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.1 to Concord’s registration statement on Form S-8 (File No. 333-90678), filed on June 18, 2002.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

10.1	Concord EFS, Inc. 1993 Incentive Stock Option Plan (Second 1999 Restatement) is incorporated herein by reference to Exhibit I to Concord’s proxy statement for the annual meeting of stockholders held on May 20, 1999, filed on April 9, 1999.

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On May 16, 2002 we filed a current report on Form 8-K to report, under Item 5 of that form, developments with regard to pending legal proceedings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORD EFS, INC.

Date: August 8, 2002	By:	/s/ Dan M. Palmer Dan M. Palmer Chairman of the Board and Chief Executive Officer

Date: August 8, 2002	By:	/s/ Edward T. Haslam Edward T. Haslam Senior Vice President, Chief Financial Officer, and Treasurer

CONCORD EFS, INC. AND SUBSIDIARIES
FORM 10-Q LISTING OF EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.1 to Concord’s registration statement on Form S-8 (File No. 333-90678), filed on June 18, 2002.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

10.1	Concord EFS, Inc. 1993 Incentive Stock Option Plan (Second 1999 Restatement) is incorporated herein by reference to Exhibit I to Concord’s proxy statement for the annual meeting of stockholders held on May 20, 1999, filed on April 9, 1999.

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.