Form 10-Q
period 2002-09-30
CONCORD EFS INC
filed 2002-11-13
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2002

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the registrant’s Common Stock, $0.33 1/3 par value, outstanding as of October 31, 2002 was 508,733,706.

PART I - FINANCIAL INFORMATION
FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
FORM 10-Q LISTING OF EXHIBITS
MASTER AGREEMENT, DATED AS OF JULY 12, 2002
MASTER LEASE AGREEMENT, DATED AS OF JULY 12, 2002
CONSTRUCTION AGENCY AGREEMENT, DATED JULY 12,2002
LOAN AGREEMENT, DATED AS OF JULY 12, 2002
GUARANTY AGREEMENT, DATED AS OF JULY 12, 2002
LETTER AGREEMENT, DATED SEPTEMBER 11, 2002
LETTER AGREEMENT, DATED AUGUST 30, 2002
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF PRESIDENT
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CAUTIONARY STATEMENTS

CONCORD EFS, INC. AND SUBSIDIARIES

CONCORD EFS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$807,425	$682,906
Securities available for sale	1,231,823	1,228,805
Alternative investments	197,378	—
Accounts receivable, net	165,318	134,496
Inventories	20,688	20,971
Prepaid expenses and other current assets	36,083	34,346
Deferred income taxes	960	13,054

TOTAL CURRENT ASSETS	2,459,675	2,114,578

Loans, net	12,953	89,038
Property and equipment, net	311,404	267,451
Goodwill, net	282,644	158,632
Other intangible assets, net	54,609	85,712
Other assets	31,988	14,034

TOTAL ASSETS	$3 ,153,273	$2,729,445

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other liabilities	$468,318	$488,789
Deposits	133,674	162,972
Accrued liabilities	43,565	29,837
Accrued restructuring charges	31,590	5,315
Accrued litigation settlement	2,487	—
Income taxes payable	21,954	1,438
Current maturities of long-term debt	75,489	—

TOTAL CURRENT LIABILITIES	777,077	688,351

Long-term debt	141,751	119,458
Deferred income taxes	67,385	55,437
Other liabilities	8,039	4,202

TOTAL LIABILITIES	994,252	867,448

Commitments and contingent liabilities	—	—
Minority interest in subsidiary	4,825	3,410

STOCKHOLDERS' EQUITY
Common stock	169,578	169,352
Other stockholders' equity	1,984,618	1,689,235

TOTAL STOCKHOLDERS' EQUITY	2,154,196	1,858,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,153,273	$2,729,445

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(in thousands, except per share data)

Revenue	$568,296	$436,198	$1,568,616	$1,230,906
Cost of operations	421,086	304,414	1,125,361	874,301
Selling, general and administrative expenses	31,233	22,348	88,372	69,450
Acquisition, restructuring and write-off charges	—	—	76,506	125,362
Litigation settlement charges (credits)	(11,000)	—	9,761	—

OPERATING INCOME	126,977	109,436	268,616	161,793

Other income and expense:
Other income	1,023	876	7,937	3,068
Investment income	20,653	19,702	59,723	50,424
Interest expense	3,054	3,510	8,816	9,890

INCOME BEFORE TAXES AND MINORITY INTEREST	145,599	126,504	327,460	205,395

Income taxes	50,959	44,910	115,033	78,438

INCOME BEFORE MINORITY INTEREST	94,640	81,594	212,427	126,957

Minority interest in net income of subsidiary	311	138	671	311

NET INCOME	$94,329	$81,456	$211,756	$126,646

PER SHARE DATA:
Basic earnings per share	$0.18	$0.16	$0.41	$0.26

Diluted earnings per share	$0.18	$0.16	$0.40	$0.25

AVERAGE SHARES OUTSTANDING:
Basic shares	512,546	503,193	510,973	491,102

Diluted shares	527,856	524,510	530,255	512,319

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

	2002	2001

	(in thousands)
OPERATING ACTIVITIES
Net income	$211,756	$126,646
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in subsidiary	671	311
Provision for (recovery of) losses on accounts receivable and loans	(81)	1,587
Depreciation and amortization	64,537	69,831
Deferred income taxes	14,671	(15,873)
Net realized gain on sales of securities available for sale	(2,035)	(2,492)
Restructuring charges	38,339	19,916
Changes in operating assets and liabilities:
Settlement receivables and payables, net	(32,381)	(19,672)
Accounts receivable	(21,794)	(15,099)
Inventories	517	(4,692)
Prepaid expenses and other current assets	(1,268)	(11,893)
Accounts payable and other liabilities	58,960	101,165
Other, net	2,224	(528)

NET CASH PROVIDED BY OPERATING ACTIVITIES	334,116	249,207

INVESTING ACTIVITIES
Acquisition of securities available for sale	(665,725)	(948,255)
Proceeds from sales of securities available for sale	558,543	377,045
Proceeds from maturity of securities available for sale	131,483	127,391
Acquisition of alternative investments	(195,546)	—
Purchases of loans	(17,716)	(30,915)
Proceeds from sales of loans	53,534	—
Other net change in loans	41,827	13,957
Acquisition of property and equipment	(100,409)	(82,881)
Purchased merchant contracts	—	(22,581)
Business acquisitions, net	(17,240)	(19,700)
Other investing activity	(21,043)	(6,005)

NET CASH USED IN INVESTING ACTIVITIES	(232,292)	(591,944)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(29,298)	39,030
Proceeds from borrowings	149,900	21,000
Payments on borrowings	(52,118)	(14,444)
Purchase and retirement of common stock	(68,365)	—
Proceeds from offering of common stock	—	420,630
Proceeds from exercise of stock options	22,819	21,620
Payments on leases payable	(243)	(1,217)

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,695	486,619

NET INCREASE IN CASH AND CASH EQUIVALENTS	124,519	143,882
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	682,906	298,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$807,425	$442,265

See Notes to Condensed Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Concord EFS, Inc. and Subsidiaries (Concord) annual report on Form 10-K filed on February 26, 2002 for the year ended December 31, 2001.

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

Alternative Investments: Concord’s alternative investments, including hedge fund-of-funds, are accounted for under the equity method of accounting with realized and unrealized gains and losses reflected in investment income for each reporting period.

Reclassification: Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Recent Pronouncement: In July 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A - Basis of Presentation, continued

liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The FASB concluded in SFAS 146 that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In October 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 147, “Acquisitions of Certain Financial Institutions.” SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution and is effective for any such activities initiated after October 1, 2002. The adoption of this statement is not anticipated to have a material effect on Concord’s financial position or results of operations.

Note B - Business Combinations and Acquisition, Restructuring and Write-Off Charges

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

On May 17, 2002 Concord acquired Core Data Resources, Inc., an electronic transaction processor. The acquisition, for which Concord issued approximately 2.0 million shares of its common stock, was accounted for as a purchase transaction and is immaterial to Concord’s financial statements. The allocation of the purchase price is preliminary because a valuation study has not yet been completed. Concord expects to complete this study in the fourth quarter.

On March 1, 2002 Concord acquired The Logix Companies, LLC, an electronic transaction processor. The acquisition, for which Concord issued approximately 0.9 million shares of its common stock and paid approximately $6.3 million in cash, was accounted for as a purchase transaction and is immaterial to Concord’s financial statements. The allocation of the purchase price is preliminary because a valuation study has not yet been completed. Concord expects to complete this study in the fourth quarter.

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

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B - Business Combinations and Acquisition, Restructuring and Write-Off Charges, continued

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

The following table presents selected financial information split between Concord and STAR (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenue:
Concord	$568,296	$436,198	$1,568,616	$1,216,034
STAR (1)	—	—	—	15,396
Intercompany eliminations (2)	—	—	—	(524)

Combined revenue	$568,296	$436,198	$1,568,616	$1,230,906

Net income:
Concord	$94,329	$81,456	$211,756	$123,718
STAR (1)	—	—	—	2,928

Combined net income	$94,329	$81,456	$211,756	$126,646

Basic earnings per share combined	$0.18	$0.16	$0.41	$0.26

Diluted earnings per share combined	$0.18	$0.16	$0.40	$0.25

(1)	The 2001 amounts reflect the results of STAR operations from January 1, 2001 through January 31, 2001. Results of operations from February 1, 2001 are included in Concord amounts.

(2)	All material activity between Concord and STAR has been eliminated.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B - Business Combinations and Acquisition, Restructuring and Write-Off Charges, continued

Acquisition, restructuring and write-off charges were $29.0 million ($18.9 million, net of taxes) for the three months ended June 30, 2002. During the second quarter, management approved a plan in conjunction with the Core Data acquisition and continued consolidation initiatives to improve overall operating efficiencies. The charge consisted of $16.8 million for contract terminations, $4.1 million for exiting a non-strategic business, $1.0 million for closing and consolidating certain facilities and $0.7 million for compensation and severance. In addition, the charge included stock compensation charges of $4.8 million related to the modification of stock options of terminated employees and asset impairment charges of $1.6 million recorded as an adjustment to the write-off of non-performing purchased merchant contracts. In connection with the plan, Concord expects to eliminate 24 positions, none of which were eliminated as of September 30, 2002. As of September 30, 2002, $21.3 million of the charges were accrued but unpaid. Concord expects to complete the plan by June 30, 2003.

The following table presents a summary of activity through September 30, 2002 related to the second quarter 2002 restructuring charge accrual (in thousands):

Acquisition, restructuring and write-off charges	$29,006
Cash outlays	1,182
Non-cash writedowns and charges - asset impairment	1,691
Non-cash writedowns and charges - other	4,845

Balance, September 30, 2002	$21,288

The following table presents a summary of the remaining components related to the second quarter 2002 restructuring charge accrual (in thousands):

Contract terminations	$16,649
Non-strategic business closures	3,093
Facility closings and consolidations	863
Compensation and severance	683

Balance, September 30, 2002	$21,288

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B - Business Combinations and Acquisition, Restructuring and Write-Off Charges, continued

Acquisition, restructuring and write-off charges were $47.5 million ($30.6 million, net of taxes) for the three months ended March 31, 2002. During the first quarter, management approved a corporate consolidation plan initiated to continue improvements in overall operating efficiency and integrate recent acquisitions. The charge consisted of $6.7 million for closing and consolidating certain facilities, $5.9 million for compensation and severance, and $4.5 million for exiting non-strategic businesses. In addition, asset impairment charges of $22.5 million ($0.03 basic and diluted earnings per share) were incurred for the write-off of non-performing purchased merchant contracts identified in the first quarter and $7.9 million was incurred for the write-off of capitalized software and computer and communications equipment no longer in use. In connection with the plan, Concord expects to eliminate approximately 165 positions, 142 of which were eliminated as of September 30, 2002. Compensation and severance costs paid and charged against the restructuring charge accrual were $2.9 million through September 30, 2002. As of September 30, 2002, $10.3 million of the charges were accrued but unpaid. Concord expects to complete the consolidation plan by March 31, 2003.

The following table presents a summary of activity through September 30, 2002 related to the first quarter 2002 restructuring charge accrual (in thousands):

Acquisition, restructuring and write-off charges	$47,500
Cash outlays	5,424
Non-cash writedowns and charges - asset impairment	31,774

Balance, September 30, 2002	$10,302

The following table presents a summary of the remaining components related to the first quarter 2002 restructuring charge accrual (in thousands):

Facility closings and consolidations	$5,333
Compensation and severance	2,981
Non-strategic business closures	1,988

Balance, September 30, 2002	$10,302

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note B - Business Combinations and Acquisition, Restructuring and Write-Off Charges, continued

Acquisition, restructuring and write-off charges were $125.4 million ($86.4 million, net of taxes) for the three months ended March 31, 2001. The charges were a result of a company-wide consolidation plan to address areas of operating redundancies created by recent acquisitions. The plan included consolidation of data centers and other facilities to eliminate redundancies, the reassignment or termination of certain employees timed to coincide with the integration of redundant processing platforms, and the functional integration of the STAR organization into Concord. The charges consisted of $63.9 million for combining various processing platforms, $16.0 million for the consolidation of duplicate products and internal systems, $15.6 million for advisory, legal, and accounting fees, $19.1 million for the termination of certain data center services contracts, $9.8 million for compensation and severance costs, and $1.0 million for other expenses. In connection with the consolidation plan, Concord expected to eliminate approximately 250 positions, all of which were eliminated as of March 31, 2002. Compensation and severance costs paid and charged against the restructuring charge accrual were $9.8 million through March 31, 2002. As of March 31, 2002, the consolidation activities were substantially completed, and there was no remaining balance related to the 2001 restructuring charge accrual.

The following table presents a summary of current year activity through March 31, 2002 related to the 2001 restructuring charge accrual (in thousands):

Balance, December 31, 2001	$5,315
Cash outlays	5,286
Non-cash writedowns and charges - asset impairment	29

Balance, March 31, 2002	$—

Note C - Goodwill and Other Intangible Assets

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
(Unaudited)

Note C - Goodwill and Other Intangible Assets, continued

The following table presents a reconciliation of net income adjusted to exclude amortization expense of goodwill with indefinite useful lives (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Reported net income	$94,329	$81,456	$211,756	$126,646
Goodwill amortization, net of tax	—	2,485	—	7,176

Adjusted net income	$94,329	$83,941	$211,756	$133,822

Adjusted basic earnings per share	$0.18	$0.17	$0.41	$0.27

Adjusted diluted earnings per share	$0.18	$0.16	$0.40	$0.26

The following table presents the allocation of unamortized goodwill to Concord’s reporting units (in thousands):

Network Services	$124,982
Payment Services	33,650

Balance, December 31, 2001	$158,632

The following table presents Concord’s amortization expense relating to other intangible assets as of December 31, 2001 for the periods indicated, net of the write-off of non-performing purchased merchant contracts of $22,496 in the three months ended March 31, 2002 and $1,611 in the three months ended June 30, 2002 included in acquisition, restructuring and write-off charges as described in Note B (in thousands):

2002	$12,486
2003	7,925
2004	7,873
2005	7,873
2006	7,698
Thereafter	17,750

Total	$61,605

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note D - Comprehensive Income

Total comprehensive income was $100.4 million and $84.4 million for the three months ended September 30, 2002 and 2001, respectively. Total comprehensive income was $229.2 million and $135.9 million for the nine months ended September 30, 2002 and 2001, respectively. Comprehensive income includes net income and the change in the unrealized gain or loss on securities available for sale arising during the period.

Note E - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Numerator:
Net income	$94,329	$81,456	$211,756	$126,646

Denominator:
Denominator for basic earnings per share, weighted-average shares	512,546	503,193	510,973	491,102
Effect of dilutive stock options	15,310	21,317	19,282	21,217

Denominator for diluted earnings per share, adjusted weighted-average shares, and assumed conversions	527,856	524,510	530,255	512,319

Basic earnings per share	$0.18	$0.16	$0.41	$0.26

Diluted earnings per share	$0.18	$0.16	$0.40	$0.25

Excluding acquisition, restructuring, write-off, and litigation settlement charges and related taxes, diluted earnings per share for the three months ended September 30, 2002 and 2001 were $0.17 and $0.16, respectively, and for the nine months ended September 30, 2002 and 2001 were $0.50 and $0.42, respectively. Earnings per share and related per share data have been restated to reflect all stock splits.

Note F - Common Stock Repurchase Plan

On August 5, 2002 Concord announced that its Board of Directors approved the repurchase of up to $250.0 million of Concord’s common stock. Under the repurchase plan, Concord may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions. A total of 4.5 million shares at an aggregate cost of $68.4 million have been purchased and retired for the three months ended September 30, 2002. On November 7, 2002 Concord announced that its Board of Directors approved the repurchase of an additional $150.0 million of Concord’s common stock. The Board’s approval brings the total potential repurchase to $400.0 million.

Concord immediately retires its common stock when purchased. Upon retirement, Concord reduces retained earnings for the excess of purchase price over par value.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note G - Stock Split

The Board of Directors approved a two-for-one stock split on August 30, 2001. Shareholders of record as of September 14, 2001 were distributed additional shares on September 28, 2001. All share data, earnings per share, and per share data have been restated to reflect the stock split.

Note H - Offering of Common Stock

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

Note I - Operations by Business Segment

Concord has two reportable segments: Network Services and Payment Services.

Network Services revenue consists of processing fees for driving and monitoring ATMs, processing fees for managing debit card records, and access and switching fees for network access, plus the network fees charged by the debit networks and collected by Concord.

Revenue from Payment Services primarily includes discount fees charged to merchants, which are a percentage of the dollar amount of each credit card transaction Concord processes, as well as a flat fee per transaction. The discount fee, primarily charged to smaller merchants, is negotiated with each merchant and typically constitutes a bundled rate for the transaction authorization, processing, settlement, and funds transfer services Concord provides, plus the interchange fees charged by the credit card associations and collected by Concord. The balance of Payment Services revenue is derived from transaction fees for processing debit card and electronic benefits transfer card transactions, check verification and authorization services, and sales of POS terminals from inventory.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note I - Operations by Business Segment, continued

Business segment information for the three months and nine months ended September 30, 2002 and 2001 is presented below (in thousands):

	Three months ended September 30, 2002

	Network Services	Payment Services	Other	Total

Revenue	$209,407	$358,889	$—	$568,296
Cost of operations	115,129	305,957	—	421,086
Selling, general and administrative expenses	—	—	31,233	31,233
Acquisition, restructuring and write-off charges	—	—	—	—
Litigation settlement charges (credits)	—	—	(11,000)	(11,000)
Other income	—	—	1,023	1,023
Investment income	—	—	20,653	20,653
Interest expense	—	—	3,054	3,054
Income taxes	—	—	50,959	50,959
Minority interest in subsidiary	—	—	311	311

Net income (loss)	$94,278	$52,932	$(52,881)	$94,329

	Three months ended September 30, 2001

	Network Services	Payment Services	Other	Total

Revenue	$165,009	$271,189	$—	$436,198
Cost of operations	84,239	220,175	—	304,414
Selling, general and administrative expenses	—	—	22,348	22,348
Acquisition, restructuring and write-off charges	—	—	—	—
Litigation settlement charges (credits)	—	—	—	—
Other income	—	—	876	876
Investment income	—	—	19,702	19,702
Interest expense	—	—	3,510	3,510
Income taxes	—	—	44,910	44,910
Minority interest in subsidiary	—	—	138	138

Net income (loss)	$80,770	$51,014	$(50,328)	$81,456

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note I - Operations by Business Segment, continued

	Nine months ended September 30, 2002

	Network Services	Payment Services	Other	Total

Revenue	$600,213	$968,403	$—	$1,568,616
Cost of operations	319,018	806,343	—	1,125,361
Selling, general and administrative expenses	—	—	88,372	88,372
Acquisition, restructuring and write-off charges	—	—	76,506	76,506
Litigation settlement charges (credits)	—	—	9,761	9,761
Other income	—	—	7,937	7,937
Investment income	—	—	59,723	59,723
Interest expense	—	—	8,816	8,816
Income taxes	—	—	115,033	115,033
Minority interest in subsidiary	—	—	671	671

Net income (loss)	$281,195	$162,060	$(231,499)	$211,756

	Nine months ended September 30, 2001

	Network Services	Payment Services	Other	Total

Revenue	$468,995	$761,911	$—	$1,230,906
Cost of operations	254,288	620,013	—	874,301
Selling, general and administrative expenses	—	—	69,450	69,450
Acquisition, restructuring and write-off charges	—	—	125,362	125,362
Litigation settlement charges (credits)	—	—	—	—
Other income	—	—	3,068	3,068
Investment income	—	—	50,424	50,424
Interest expense	—	—	9,890	9,890
Income taxes	—	—	78,438	78,438
Minority interest in subsidiary	—	—	311	311

Net income (loss)	$214,707	$141,898	$(229,959)	$126,646

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note J - Contingencies

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

On May 16, 2002 the parties entered into a settlement agreement relating to this litigation and received preliminary approval from the trial court therefor. On August 6, 2002 the trial court rejected the only objection filed against the settlement agreement and gave the settlement agreement its final approval. The objector and his counsel subsequently reached an agreement with EFS National Bank, plaintiffs and counsel for the plaintiffs, pursuant to which EFS National Bank contributed an immaterial amount. As a result, no appeal was taken, and thus the settlement is now final and unappealable. The maximum amount of the credits and payments by EFS National Bank under the settlement is $37.6 million, payable over a five-year period. In connection with the settlement, Concord initially recorded a charge of $20.8 million ($13.5 million, net of taxes) for the three months ended June 30, 2002. The charge was less than $37.6 million, because the credits and payments are contingent upon merchant retention and submission of claims.

On September 17, 2002 EFS National Bank paid plaintiffs’ counsel and the named plaintiffs a total of $5.0 million, as required by the settlement agreement. The deadline for the submission of claims by class members was September 16, 2002. Approximately 150,000 class members were eligible to make claims, but less than 3,000 valid claims were actually submitted. In the fourth quarter the court-appointed claims administrator is expected to submit a report on the total amount of the valid claims submitted. Based on the low number of valid claims submitted, Concord has reduced the charge by $11.0 million ($7.2 million, net of taxes) for the three months ended September 30, 2002. EFS National Bank is also responsible for the costs of claims administration and for its own costs and expenses, including attorneys’ fees.

A purported class action complaint with similar allegations and requests for relief was filed in St. Charles County, Missouri. That action was dismissed with prejudice in connection with the settlement of the Tennessee case.

Concord and its directors and certain of its officers have been named as defendants in a number of securities fraud class action lawsuits and shareholder derivative actions. The lawsuits all raise allegations relating to Concord’s financial performance between October 2001 and September 2002, changes in the price of Concord’s common stock during that time, alleged failures to disclose material facts, and alleged insider trading by certain officers and directors. The lawsuits seek unspecified compensatory and punitive damages, attorneys’ fees, and injunctive and other relief. Certain of these lawsuits have been consolidated. Although these matters are in the preliminary stages, Concord believes that the claims against it and its directors and officers are without merit and intends to vigorously defend against all claims.

CONCORD EFS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note K - Other Income

Other income for the nine months ended September 30, 2002 includes $5.9 million representing the sale of certain terminal hardware and related future rental payments. The remaining other income represents net realized gain on sales of securities available for sale.

Note L - Investment Income

Investment income for the three and nine months ended September 30, 2002 includes $1.8 million representing unrealized gains and losses from alternative investments. The remaining investment income represents interest income on securities available for sale and other investments of available cash.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements, which are included in this report. This report may contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those set forth in this paragraph. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: (i) the failure to successfully execute our corporate consolidation plans, (ii) the loss of key personnel or inability to attract additional qualified personnel, (iii) the loss of key customers, (iv) increasing competition, (v) changes in card association rules and practices, (vi) the inability to remain current with rapid technological change, (vii) risks related to acquisitions, (viii) the imposition of additional state taxes, (ix) continued consolidation in the banking and retail industries, (x) business cycles and the credit risk of our merchant customers, (xi) the outcome of litigation involving VISA and MasterCard, (xii) utility and system interruptions or processing errors, (xiii) susceptibility to fraud at the merchant level, (xiv) changes in card association fees, products, or practices, (xv) market saturation or restrictions on surcharging, (xvi) rules and regulations governing financial institutions and changes in such rules and regulations, (xvii) the timing and extent of changes in interest rates, (xviii) volatility of the price of our common stock, and (xix) litigation risks. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time. See the cautionary statements included as Exhibit 99.4 to this quarterly report on Form 10-Q for a more detailed discussion of the foregoing and other factors.

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

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We own one insured depository institution, EFS National Bank, which supports our payment processing business. As part of our effort to consolidate our insured depository operations and terminate local deposit taking and lending activities, EFS Federal Savings Bank, another subsidiary, was merged into EFS National Bank on August 26, 2002.

On January 1, 2002 we acquired H & F Services, Inc., an independent sales organization. Prior to the acquisition, we had purchased merchant contracts through H & F Services. Through the acquisition, we have improved our control over this sales channel with product, pricing, compensation, and productivity initiatives. This acquisition will significantly increase selling, general and administrative expenses, reduce the average cost of acquiring merchant contracts, and reduce the cost of operations.

Consolidation Plans

In the second quarter of 2002 we initiated a plan in conjunction with the Core Data acquisition and continued consolidation initiatives to improve overall operating efficiencies. The plan includes contract terminations, exiting a non-strategic business, closing and consolidating certain facilities, eliminating 24 positions, and writing off impaired assets. We incurred a charge of $18.9 million, net of taxes, related to the plan. During the next nine months, we expect to complete the plan to improve our overall operating efficiencies.

In the first quarter of 2002 we initiated a consolidation plan to continue improvements in overall operating efficiency and integrate recent acquisitions. The plan includes closing and consolidating certain facilities, exiting several non-strategic businesses, eliminating approximately 165 positions, and writing off impaired assets. We incurred a charge of $30.6 million, net of taxes, related to the consolidation plan. During the next six months, we expect to complete the plan and focus on consolidation activities for operational improvements in our Payment Services segment.

In the first quarter of 2001 we initiated a company-wide consolidation plan to address areas of operating redundancies created through acquisitions. The plan included consolidation of data centers and other facilities to eliminate redundancies, the reassignment or termination of certain employees timed to coincide with the integration of redundant processing platforms, and the functional integration of the STAR organization into Concord. We incurred a charge of $86.4 million, net of taxes, related to our consolidation plan, including costs incurred in combining operating platforms and facilities, communications conversion costs, asset write-offs, and severance and compensation costs, as well as investment banking fees and advisory, legal, and accounting fees incurred in connection with the acquisition of STAR. Our consolidation activities to capture synergies within our network operations and align our resources across the enterprise for greater efficiency and improved service delivery were substantially completed as of March 31, 2002.

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

A principal component of our revenue is derived from Network Services (36.8% and 37.8% for the three months ended September 30, 2002 and 2001 and 38.3% and 38.1% for the nine months ended September 30, 2002 and 2001). Network Services revenue consists of processing fees for driving and monitoring ATMs, processing fees for managing debit card records, access and switching fees for network access, and network fees charged by the debit networks and collected by us. We recognize this revenue at the time of the transaction.

The majority of our revenue (63.2% and 62.2% for the three months ended September 30, 2002 and 2001 and 61.7% and 61.9% for the nine months ended September 30, 2002 and 2001) is generated from fee income related to Payment Services. Revenue from Payment Services primarily includes discount fees charged to merchants, which are a percentage of the dollar amount of each credit card transaction we process, as well as a flat fee per transaction. The discount fee, primarily charged to smaller merchants, is negotiated with each merchant and typically constitutes a bundled rate for the transaction authorization, processing, settlement, and funds transfer services we provide, plus the interchange fees charged by the credit card associations and collected by us. The balance of Payment Services revenue is derived from transaction fees for processing credit card transactions for larger merchants, debit card and EBT card transactions, check verification and authorization services, and sales of POS terminals from inventory. We recognize this revenue at the time of the transaction. One result of having revenue dependent on the total dollar volume processed is that lower ticket size or other reduction in total purchases causes a reduction in our revenue. However, net income is not correspondingly affected because the majority of our transactions are priced on a fixed fee per transaction basis plus interchange fees.

The following table lists revenue by segment for the periods indicated (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Network Services	$209.4	$165.0	$600.2	$469.0
Payment Services	358.9	271.2	968.4	761.9

Total	$568.3	$436.2	$1,568.6	$1,230.9

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

The following table lists cost of operations by segment for the periods indicated (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Network Services	$115.1	$84.2	$319.0	$254.3
Payment Services	306.0	220.2	806.4	620.0

Total	$421.1	$304.4	$1,125.4	$874.3

Our selling, general and administrative expenses include certain salaries and wages and other general administrative expenses. These costs are not allocated to the reportable segments.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table shows, for the periods indicated, the percentage of revenue represented by certain items on our consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of operations	74.1	69.8	71.8	71.0
Selling, general and administrative expenses	5.5	5.1	5.6	5.6
Acquisition, restructuring and write-off charges	—	—	4.9	10.2
Litigation settlement charges (credits)	(1.9)	—	0.6	—

Operating income	22.3	25.1	17.1	13.2
Other income	0.2	0.2	0.5	0.2
Net investment income	3.1	3.7	3.3	3.3

Income before taxes	25.6	29.0	20.9	16.7
Income taxes	9.0	10.3	7.4	6.4

Net income	16.6%	18.7%	13.5%	10.3%

Third Quarter 2002 Compared to 2001

Revenue in the third quarter 2002 increased 30.3% to $568.3 million from $436.2 million in 2001. In the third quarter 2002 Network Services accounted for 36.8% of revenue, and Payment Services accounted for 63.2%. Network Services revenue in the third quarter 2002 increased 26.9% compared to 2001 as a result of network price increases, the addition of new network and processing customers, and increases in transaction volumes from existing customers. The increased transaction volumes resulted primarily from increased use of STAR network debit cards for payment at the point of sale. Revenue from Payment Services in the third quarter 2002 increased 32.3% compared to 2001, due primarily to increased transaction volumes. The increased volumes resulted from the addition of new merchants and the increased use of debit, EBT, and credit card transactions at new and existing merchants.

Cost of operations increased in the third quarter 2002 to 74.1% of revenue compared to 69.8% in 2001. This percentage increase was due primarily to increased interchange and network fees. These increases resulted from the addition of new lower margin merchants, the expansion of relationships with existing lower margin merchants, and price increases by the credit and debit networks.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2002 Compared to 2001, continued

In the third quarter 2002 selling, general and administrative expenses increased as a percentage of revenue to 5.5% from 5.1% in 2001. Overall, selling, general and administrative expenses increased to $31.2 million in the third quarter 2002 from $22.3 million in 2001. This increase is primarily attributable to the expenses related to the acquisition of the H & F Services sales force, increased headcount, and expenses related to the Logix and Core Data acquisitions.

We reduced our litigation settlement charges by $11.0 million in the third quarter 2002. There were no such charges in the third quarter 2001. The charges represent credits and payments to merchants and former merchants, legal expenses, and claims administration expenses in connection with a settlement agreement relating to a purported class action lawsuit alleging that certain rate and fee charges were improper under Tennessee law due to allegedly deficient notice. The reduction was due to the low number of valid claims actually submitted.

Excluding the litigation settlement credit, operating income as a percentage of revenue decreased to 20.4% in the third quarter 2002 compared to 25.1% in 2001. This decrease was due to the addition of lower margin revenue from large merchants and increased selling, general and administrative expenses.

Other income as a percentage of revenue was 0.2% in the third quarter of both 2002 and 2001.

Net investment income decreased as a percentage of revenue to 3.1% in the third quarter 2002 compared to 3.7% in 2001. Overall, net investment income increased 8.7% to $17.6 million in the third quarter 2002 compared to $16.2 million in 2001. This increase resulted primarily from increased investments in various securities of available cash flow from operations offset by lower than anticipated rates of return. Net investment income includes $1.8 million of unrealized gains and losses from alternative investments in the third quarter of 2002.

Our overall tax rate was 35.0% in the third quarter 2002 compared to 35.5% in 2001.

Net income as a percentage of revenue decreased to 16.6% in the third quarter 2002 from 18.7% in 2001. Excluding the litigation settlement credit, net income as a percentage of revenue decreased to 15.3% in the third quarter 2002 compared to 18.7% in 2001. This decrease is the result of lower operating margins, increased selling, general and administrative expenses, and decreased net investment income as a percentage of revenue.

A slower than anticipated economy and a significant increase in our implementation backlog, which measures new contract revenue not yet implemented, have had an impact on our results of operations in the third quarter of 2002. The delay in implementations is attributable to our continuing migration of existing customers between our various processing platforms. In addition, we have experienced larger than anticipated merchant losses and lower than forecasted September transactions.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 Compared to 2001

Revenue in the nine months ended September 30, 2002 increased 27.4% to $1,568.6 million from $1,230.9 million in 2001. In the nine months ended September 30, 2002 Network Services accounted for 38.3% of revenue, and Payment Services accounted for 61.7%. Network Services revenue in the nine months ended September 30, 2002 increased 28.0% compared to 2001 as a result of network price increases, the addition of new network and processing customers, and increases in transaction volumes from existing customers. The increased transaction volumes resulted primarily from increased use of STAR network debit cards for payment at the point of sale. Revenue from Payment Services in the nine months ended September 30, 2002 increased 27.1% compared to 2001, due primarily to increased transaction volumes. The increased volumes resulted from the addition of new merchants and the increased use of debit, EBT, and credit card transactions at new and existing merchants.

Cost of operations increased in the nine months ended September 30, 2002 to 71.8% of revenue compared to 71.0% in 2001. This percentage increase was due to increased interchange and network fees partially offset by improvements in operating efficiencies and economies of scale. The increased interchange and network fees resulted from the addition of new lower margin merchants, the expansion of relationships with existing lower margin merchants, and price increases by the credit and debit networks.

Selling, general and administrative expenses as a percentage of revenue was 5.6% in the nine months ended September 30, 2002 and 2001. Overall, selling, general and administrative expenses increased to $88.4 million in the nine months ended September 30, 2002 from $69.5 million in 2001. This increase is primarily attributable to the expenses related to the acquisition of the H & F Services sales force, increased headcount, and expenses related to the Logix and Core Data acquisitions.

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

In the first quarter of 2002 we initiated a consolidation plan to continue improvements in overall operating efficiency and integrate recent acquisitions. The plan includes closing and consolidating certain facilities, exiting several non-strategic businesses, eliminating approximately 165 positions, and writing off impaired assets. The charge of $47.5 million ($30.6 million, net of taxes) consisted of $6.7 million for closing and consolidating certain facilities, $5.9 million for compensation and severance, and $4.5 million for exiting non-strategic businesses. In addition, asset impairment charges of $22.5 million were incurred for the write-off of non-performing purchased

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 Compared to 2001, continued

merchant contracts identified in the first quarter and $7.9 million was incurred for the write-off of capitalized software and computer and communications equipment no longer in use.

Litigation settlement charges were $9.8 million in the nine months ended September 30, 2002. There were no such charges in the nine months ended September 30, 2001. The charges represent credits and payments to merchants and former merchants, legal expenses, and claims administration expenses in connection with a settlement agreement relating to a purported class action lawsuit alleging that certain rate and fee charges were improper under Tennessee law due to allegedly deficient notice.

Excluding acquisition, restructuring, write-off, and litigation settlement charges, operating income as a percentage of revenue decreased to 22.6% in the nine months ended September 30, 2002 from 23.3% in 2001. This decrease in operating income resulted from the addition of lower margin revenue from large merchants partially offset by improved efficiencies and economies of scale.

Other income increased as a percentage of revenue to 0.5% in the nine months ended September 30, 2002 from 0.2% in 2001. This increase resulted from the sale of certain terminal hardware and related future rental payments in the second quarter of 2002.

Net investment income as a percentage of revenue was 3.3% in the nine months ended September 30, 2002 and 2001. Overall, net investment income increased 25.6% to $50.9 million in the nine months ended September 30, 2002 compared to $40.5 million in 2001. This increase resulted primarily from increased investments in various securities of available cash flow from operations plus approximately $420.6 million in proceeds from our June 2001 stock offering offset by lower than anticipated rates of return. Net investment income includes $1.8 million of unrealized gains and losses from alternative investments in the nine months ended September 30, 2002.

Our overall tax rate decreased to 35.1% in the nine months ended September 30, 2002 compared to 38.2% in 2001. Excluding acquisition, restructuring, write-off, and litigation settlement charges, the tax rate was 35.2% in 2002 and 35.5% in 2001.

Net income as a percentage of revenue increased to 13.5% in the nine months ended September 30, 2002 from 10.3% in 2001. Excluding acquisition, restructuring, write-off, and litigation settlement charges, net income as a percentage of revenue was 17.1% in 2002 compared to 17.3% in 2001.

A slower than anticipated economy, lower than anticipated ticket size, and a significant increase in our implementation backlog, which measures new contract revenue not yet implemented, have had an impact on our results of operations in the third quarter of 2002. The delay in implementations is attributable to our continuing migration of existing customers between our various processing platforms. In addition, we have experienced larger than anticipated merchant losses and lower than forecasted September transactions.

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

In the nine months ended September 30, 2002 we generated $366.5 million from operating activities excluding the timing of settlement operations. Including the timing of settlement operations, we generated $334.1 million in operating activities. We received $97.8 million in proceeds from Federal Home Loan Bank advances, net of payments, $53.5 million from sales of loans, and $22.8 million from stock issued for exercises of options under our stock option plan. We liquidated $24.3 million in securities, net of purchases and maturities, and invested $195.5 million in alternative investments. We spent $100.4 million on capital additions, $68.4 million repurchasing our common stock, and $17.2 million for business acquisitions. Our capital additions were primarily for capitalized and purchased software and computer facilities and equipment.

As of September 30, 2002 our assets were primarily monetary, consisting of cash, assets convertible into cash, securities, alternative investments, and receivables. Because of their liquidity, these assets are not significantly affected by inflation; however, earnings and asset values are impacted by the interest rate environment. We believe that anticipated replacement costs of software, facilities, and equipment will not materially affect operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of services offered by us.

As of September 30, 2002 our investment in alternative investments totaled $197.4 million in two hedge fund-of-funds entities. A total of 85 individual hedge funds are included in our fund-of-funds investments. In response to negative perceptions among shareholders of potential risks, on August 9, 2002, we announced we would be liquidating these alternative investments in an orderly process which began immediately after the announcement and will take place over the next two quarters. Under the terms of the investment agreements, all of the funds require advance notice to redeem and withdraw our investment. These notices to redeem are required to be given from 30 to 60 days prior to the end of a quarter. There were no redemption fees required to be paid by us as a result of our negotiations to exit the funds. As of October 31, 2002 cash redemptions of $120.1 million have been received from the liquidation process, with an additional amount of $57.3 million expected to be received in the last two months of 2002 and the remainder expected to be received in the first quarter of 2003.

On August 5, 2002 we announced that our Board of Directors approved the repurchase of up to $250.0 million of our common stock. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions. As of September 30, 2002 a total of 4.5 million shares at an aggregate cost of $68.4 million had been purchased and retired pursuant to the repurchase plan. On November 7, 2002 we announced that our Board of Directors approved the repurchase of an additional $150.0 million of our common stock. The Board’s approval brings the total potential repurchase to $400.0 million.

During the third quarter we entered into agreements for the financing, construction and leasing of a new corporate headquarters in Memphis, Tennessee with an estimated total cost of $55.0 million. The agreements qualify for operating lease accounting treatment under Statement of Financial Accounting Standards 13, “Accounting For Leases,” and, as such, the related assets and obligations are not recorded on our balance sheet. The term of the lease is seven years. Upon the completion of construction, which is expected in the fourth quarter of 2003, rent payments will begin and will be expensed in our statement of income. The anticipated minimum lease payments

CONCORD EFS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

under these agreements are not material to us. At the end of the lease term, we have options which include the renewal of the lease and a fixed-price purchase option on the land and facility. We have guaranteed the residual value of the land and facility at the end of the lease term to the owner / lessor. Under this guarantee, we would be responsible for a decline in fair value during the lease term up to an estimated maximum amount of approximately $45.9 million. Based on current market conditions, we do not expect to be required to make payments under this residual value guarantee. We also hold separate agreements with similar provisions on properties we currently occupy in Wilmington, Delaware and Atlanta, Georgia. The combined total cost financed under these agreements at their inception was approximately $35.0 million.

We believe that our cash and cash equivalents, securities, available credit (unused lines of credit with the Federal Home Loan Bank and unsecured lines of credit with financial institutions), and cash generated from operations are adequate to meet our capital and operating needs. EFS National Bank, our wholly owned financial institution subsidiary, exceeded the required regulatory capital ratios.

CONCORD EFS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002 there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2001, refer to Exhibit 13 to our annual report on Form 10-K, filed on February 26, 2002.

CONCORD EFS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Controls and Procedures

Based on their evaluation as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q, our Chief Executive Officer, President, and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. As of the date of this quarterly report on Form 10-Q, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCORD EFS, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time Concord is involved in various litigation matters arising out of the conduct of its business. Pending proceedings and developments that may be considered material were reported in our annual report on Form 10-K for the year ended December 31, 2001 (filed on February 26, 2002), our quarterly report on Form 10-Q for the quarter ended March 31, 2002 (filed on May 9, 2002), our current report on Form 8-K (filed on May 16, 2002), and our quarterly report on Form 10-Q for the quarter ended June 30, 2002 (filed on August 8, 2002). During the quarter ended September 30, 2002, there were no material developments in any litigation matter previously disclosed except for the developments discussed below.

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

As previously disclosed, on May 16, 2002 the parties entered into a settlement agreement relating to this litigation and received preliminary approval from the trial court therefor. On August 6, 2002 the trial court rejected the only objection filed against the settlement agreement and gave the settlement agreement its final approval. The objector and his counsel subsequently reached an agreement with EFS National Bank, plaintiffs and counsel for the plaintiffs, pursuant to which EFS National Bank contributed $50,000. As a result, no appeal was taken, and thus the settlement is now final and unappealable. The maximum amount of the credits and payments by EFS National Bank under the settlement is $37.6 million, payable over a five-year period.

It appears that the total cost to EFS National Bank of the settlement will be significantly less than $37.6 million. On September 17, 2002 EFS National Bank paid plaintiffs’ counsel and the named plaintiffs a total of $5.0 million, as required by the settlement agreement. The deadline for the submission of claims by class members was September 16, 2002. Approximately 150,000 class members were eligible to make claims, but less than 3,000 valid claims were actually submitted. In the fourth quarter the court-appointed claims administrator is expected to submit a report on the total amount of the valid claims submitted. EFS National Bank is also responsible for the costs of claims administration and for its own costs and expenses, including attorneys’ fees.

A purported class action complaint with similar allegations and requests for relief was filed in St. Charles County, Missouri. That action was dismissed with prejudice in connection with the settlement of the Tennessee case.

CONCORD EFS, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Item 1.    Legal Proceedings, continued

The following table lists certain information with respect to the securities fraud purported class action lawsuits and shareholder derivative actions filed as of November 8, 2002 against Concord and various of its officers and directors:

Name of Plaintiff	Filing Date	Type of Case

Matt L. Brody	September 6, 2002*	Securities Fraud
James Weir and Chemical Valley Pension Fund of West Virginia	September 9, 2002**	Derivative
Colbert Birnet, L.P.	September 12, 2002*	Securities Fraud
Carolyn France	September 12, 2002**	Derivative
Terry Prince	September 13, 2002*	Derivative
Stanley Tseng	September 16, 2002*	Derivative
Marc Abrams	September 20, 2002*	Securities Fraud
John Morgan	September 20, 2002**	Derivative
Michele Rafkin	September 25, 2002***	Derivative
Jason Counts	October 1, 2002*	Securities Fraud
Gerald Goldberg	October 22, 2002***	Derivative
Dan Miller	October 24, 2002****	Derivative
Kathy Schmersahl	October 24, 2002*	Securities Fraud
John Norwood	November 4, 2002*	Securities Fraud
GF Partnership	November 6, 2002*	Securities Fraud

*    Filed in the United States District Court for the Western District of Tennessee

**    Filed in Tennessee state court in Memphis (Circuit Court)

***    Filed in Tennessee state court in Memphis (Chancery Court)

****    Filed in Delaware state court in New Castle County (Chancery Court)

The lawsuits all raise allegations relating to Concord’s financial performance between October 2001 and September 2002, changes in the price of Concord’s common stock during that time, alleged failures to disclose material facts, and alleged insider trading by certain officers and directors. The lawsuits seek unspecified compensatory and punitive damages, attorneys’ fees, and injunctive and other relief. Certain of these lawsuits have been consolidated. Although these matters are in the preliminary stages, Concord believes that the claims against it and its directors and officers are without merit and intends to vigorously defend against all claims.

CONCORD EFS, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.1 to Concord’s registration statement on Form S-8 (File No. 333-90678), filed on June 18, 2002.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

10.1	Master Agreement, dated as of July 12, 2002, among Concord EFS, Inc., Electronic Payment Services, Inc., Star Systems, LLC, certain subsidiaries of Concord EFS, Inc. that may become a party to such agreement, Atlantic Financial Group, Ltd., certain financial institutions, and SunTrust Bank

10.2	Master Lease Agreement, dated as of July 12, 2002, among Atlantic Financial Group, Ltd., Concord EFS, Inc., and certain subsidiaries of Concord EFS, Inc.

10.3	Construction Agency Agreement, dated as of July 12, 2002, between Atlantic Financial Group, Ltd. and Concord EFS, Inc.

10.4	Loan Agreement, dated as of July 12, 2002, between Atlantic Financial Group, Ltd. and SunTrust Bank

10.5	Guaranty Agreement, dated as of July 12, 2002, from Concord EFS, Inc. to Atlantic Financial Group, Ltd. and certain financial institutions

10.6	Letter agreement, dated September 11, 2002, between Concord EFS, Inc. and J. Richard Buchignani

10.7	Letter agreement, dated August 30, 2002, between Concord EFS, Inc. and Bond Isaacson, including the accompanying Sign-On Bonus Re-Pay Agreement, dated November 9, 2002, between Concord EFS, Inc. and Bond Isaacson (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with the Securities and Exchange Act of 1934, as amended, and 17 C.F.R. 240.24b-2 and 200.80. Omitted information was replaced with asterisks.)

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Cautionary Statements

(b)    Reports on Form 8-K

On August 8, 2002 we filed a current report on Form 8-K to report, under Item 9 of that form, the submission to the Securities and Exchange Commission of sworn statements by each of our Principal Executive Officer, Dan M. Palmer, and Principal Financial Officer, Edward T. Haslam, in accordance with the Securities and Exchange Commission Order No. 4-460.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORD EFS, INC.

Date: November 13, 2002	By: /s/ Dan M. Palmer

Dan M. Palmer
Chairman of the Board and
Chief Executive Officer

Date: November 13, 2002	By: /s/ Edward T. Haslam

Edward T. Haslam
Senior Vice President,
Chief Financial Officer, and Treasurer

CERTIFICATION

     I, Dan M. Palmer, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Concord EFS, Inc. (the “registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002

By	/s/ Dan M. Palmer

Dan M. Palmer
Chief Executive Officer

CERTIFICATION

     I, Edward A. Labry III, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Concord EFS, Inc. (the “registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002

By	/s/ Edward A. Labry III

Edward A. Labry III
President

CERTIFICATION

     I, Edward T. Haslam, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Concord EFS, Inc. (the “registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002

By	/s/ Edward T. Haslam

Edward T. Haslam
Chief Financial Officer

CONCORD EFS, INC. AND SUBSIDIARIES
FORM 10-Q LISTING OF EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.1 to Concord’s registration statement on Form S-8 (File No. 333-90678), filed on June 18, 2002.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

10.1	Master Agreement, dated as of July 12, 2002, among Concord EFS, Inc., Electronic Payment Services, Inc., Star Systems, LLC, certain subsidiaries of Concord EFS, Inc. that may become a party to such agreement, Atlantic Financial Group, Ltd., certain financial Institutions, and SunTrust Bank

10.2	Master Lease Agreement, dated as of July 12, 2002, among Atlantic Financial Group, Ltd., Concord EFS, Inc., and certain subsidiaries of Concord EFS, Inc.

10.3	Construction Agency Agreement, dated as of July 12, 2002, between Atlantic Financial Group, Ltd. and Concord EFS, Inc.

10.4	Loan Agreement, dated as of July 12, 2002, between Atlantic Financial Group, Ltd. and SunTrust Bank

10.5	Guaranty Agreement, dated as of July 12, 2002, from Concord EFS, Inc. to Atlantic Financial Group, Ltd. and certain financial institutions

10.6	Letter agreement, dated September 11, 2002, between Concord EFS, Inc. and J. Richard Buchignani

10.7	Letter agreement, dated August 30, 2002, between Concord EFS, Inc. and Bond Isaacson, including the accompanying Sign-On Bonus Re-Pay Agreement, dated November 9, 2002, between Concord EFS, Inc. and Bond Isaacson (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with the Securities and Exchange Act of 1934, as amended, and 17 C.F.R. 240.24b-2 and 200.80. Omitted information was replaced with asterisks.)

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Cautionary Statements