Form 10-K
period 2002-12-31
CONCORD EFS INC
filed 2003-03-27
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-13848

CONCORD EFS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2462252
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2525 Horizon Lake Drive, Suite 120, Memphis, Tennessee	38133
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(901) 371-8000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.33 1/3 Par Value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2002 was $15,196,256,249.

The number of shares of the registrant’s common stock outstanding as of March 10, 2003 was 486,467,630.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission (SEC) sometimes “incorporate information by reference.” This means that the company is referring you to information that either was previously filed or will be filed with the SEC, and this information is considered to be part of the document you are reading. The following materials are incorporated by reference into this annual report on Form 10-K:

•	Information contained in our Annual Report to Stockholders for the fiscal year ended December 31, 2002 is incorporated by reference in response to Items 1, 5, 6, 7, 7a, and 8.

•	Information contained in our Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 22, 2003 is incorporated herein by reference in response to Items 10, 11, and 12.

FORWARD-LOOKING STATEMENTS

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those set forth in this paragraph. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: (i) the failure to successfully execute our corporate consolidation plans, (ii) the loss of key personnel or inability to attract additional qualified personnel, (iii) the loss of key customers or renewal of customer contracts on less favorable terms, (iv) increasing competition and its effect on our margins, (v) changes in card association rules and practices, (vi) the inability to remain current with rapid technological change, (vii) risks related to acquisitions, (viii) the imposition of additional state taxes, (ix) continued consolidation in the banking and retail industries, (x) business cycles and the credit risk of our merchant customers, (xi) the outcome of litigation involving VISA and MasterCard, (xii) utility and system interruptions or processing errors, (xiii) information theft, (xiv) susceptibility to merchant fraud and credit and fraud risk of entities we sponsor into networks, (xv) changes in card association fees or products, (xvi) automated teller machine market saturation or restrictions on surcharging, (xvii) rules and regulations governing financial institutions and other networks and changes in such rules and regulations, (xviii) the timing and extent of changes in interest rates, (xix) volatility of the price of our common stock, and (xx) litigation risks. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time. See the cautionary statements included as Exhibit 99.5 to this annual report on Form 10-K for a more detailed discussion of the foregoing and other factors.

INDUSTRY SOURCES

Unless otherwise noted, the industry information provided in this annual report on Form 10-K, including the industry rankings, is based upon information contained in the following industry publications:

•	Thomson Financial’s EFT Data Book 2003 Edition, for share of point of sale personal identification number (PIN)-secured debit transactions processed, share of PIN-secured debit payment transactions, and share of total number of automated teller machines (ATMs) in the United States as of March 2002,

•	Thomson Financial’s EFT Data Book 2003 Edition, for share of acquired PIN-secured debit payment transactions, based on 2001 transactions,

•	Thomson Financial’s EFT Data Book 2003 Edition, for share of PIN-secured and signature debit payment transactions, based on 2001 transactions,

•	Thomson Financial’s 2003 Card Industry Directory, for share of ATMs processed as of March 2002,

•	The Nilson Report, Issue 758, for share of dollar purchase volume of credit and signature debit card payments, based on 2001 transactions, and

•	The Nilson Report, Issue 761, for share of U.S. consumer payments made with cash and checks, based on 2002 projections.

We believe these publications contain the most current industry information published on the matters referenced, as of the date of this annual report on Form 10-K.

CONCORD EFS, INC.

FORM 10-K ANNUAL REPORT

PART I

Item 1.     BUSINESS

Overview

Concord EFS, Inc. (Concord), a leading electronic transaction processor, provides the technology and network systems that make payments and other financial transactions faster, more efficient, and more secure than paper-based alternatives. As a vertically integrated service provider, we acquire, route, authorize, capture, and settle virtually all types of electronic payment and deposit access transactions for financial institutions and merchants nationwide. In 2002 we processed approximately 10.8 billion transactions.

We organize our business into segments based upon the different products and services that we offer to the different industries we serve. In the fiscal year ended December 31, 2002 we had two segments—Network Services, which provides automated teller machine (ATM) processing, debit card processing, and coast-to-coast debit network access principally for financial institutions, and Payment Services, which provides point of sale (POS) processing, settlement, and related services, with specialized systems focusing on supermarkets, major retailers, gas stations, convenience stores, restaurants, and trucking companies. As a result of our recently announced strategy of developing our risk management services, we expect to organize a new segment during the 2003 fiscal year. Our new Risk Management Services segment is expected to provide software, information, and analysis to financial institutions, retailers, government service providers, and other businesses to assist in fraud prevention and reduction.

Our development over the past ten years has been characterized by vertical expansion of our electronic transaction processing services. We began by providing merchants with services for various stages in an electronic transaction, including terminal equipment supply, transaction processing, transaction settlement, and funds movement. Next, we added products and services for financial institutions related to the cards that initiate the electronic transactions, such as card processing and authorization services and a payments network with a national debit brand. Most recently, we expanded our services into closely related areas that add value to our core services, such as risk management services provided at the point of account opening, the point of deposit, and the point of sale. This vertical integration allows us to offer a wide-ranging package of services to our customers, to maintain a higher level of quality at all points in the transaction flow, to capture multiple fees for certain transactions, to identify specific needs for new products and services, and to more easily distribute new products and services.

The potential revenue benefit of our vertical integration and our network ownership can be illustrated by a debit payment transaction in which a personal identification number (PIN) is used for identification (a PIN-secured debit transaction). In a situation in which a PIN-secured debit transaction uses our debit network and we are both the acquiring payment processor for the merchant and the debit card processor for the financial institution, we receive (1) a fee from the merchant for acquiring the transaction, (2) a network acquirer fee from the merchant for accessing our network, (3) a fee from the card issuing financial institution for running the transaction through our network switch, and (4) a fee from the card issuer for obtaining the authorization. There are other possible configurations of transactions that result in our receiving one, two, or three fees for a transaction, depending on the role we play.

A key component of our vertical integration is our ownership of Concord EFS National Bank (f/k/a EFS National Bank), which allows us to directly perform services and functions that are part of the electronic transaction process but which by law may be provided only by financial institutions. We believe that our ownership of Concord EFS National Bank provides us with a number of advantages: (1) we are a member of the credit card associations and debit networks and therefore do not have to pay another financial institution to sponsor us on behalf of our merchants and retail ATM deployers; (2) we settle our transactions directly through the Federal Reserve and thus do not have to pay a third-party vendor; (3) we perform services such as automated clearing house (ACH) and wire transfer internally and therefore do not have to pay another financial institution for such services; and (4) we manage the deposit accounts for our stored value payroll card and thus do not have to pay another financial institution for such services.

Services

Network Services.    Network Services provides the systems and processing that allow financial institutions to offer their customers access to their deposit accounts at ATMs and POS locations. Our network access services include transaction switching and settlement, plus related support services to our customers. We operate the network switch for the combined STARsm, MAC®, and Cash Station® debit networks that connects over 1.2 million ATMs and POS locations that accept debit cards issued by our member financial institutions. In addition, we provide ATM processing and monitoring, transaction routing and authorization via credit card associations and debit networks, and card management, authorization, and fraud protection for PIN-secured debit and signature debit cards. In 2002 we processed approximately 3.0 billion PIN-secured debit payment transactions and approximately 3.3 billion ATM and other transactions.

Our debit network has been built primarily through the acquisition of a number of regional debit networks, giving us a non-bankcard association, coast-to-coast debit network. In 1999, through our acquisition of Electronic Payment Services, Inc. (n/k/a Concord Corporate Services, Inc.), we acquired the MAC network, which is concentrated in the Mid-Atlantic and Northeastern United States. In 2000, through our acquisition of Cash Station, Inc., we acquired the Cash Station network, which is concentrated in the Midwest. In February 2001 we acquired Star Systems, Inc. (STAR), whose network spanned the Western, Southwestern, and Southeastern United States. As a result of these acquisitions, as of December 31, 2002, our estimated 6,200 financial institution customers deployed over 241,000 ATMs nationwide that carried at least one of our brands (STAR, MAC, or Cash Station).

We currently operate our debit network services under three different brand names: STAR, MAC, and Cash Station. We intend to consolidate all of our brands under the STAR brand name by 2004. We believe this will add to the name recognition of STAR as a coast-to-coast debit brand.

Through the approximately 1.0 million branded POS locations connected to our combined network, we believe that in 2002 we switched approximately 56% of the total United States PIN-secured debit transactions at the point of sale. In addition, we believe that the approximately 241,000 ATMs connected to our combined network represented approximately 64% of the total number of ATMs in the United States in 2002. We believe that owning a large coast-to-coast debit network allows us to offer a wide-ranging package of services, to identify specific needs for new products and services, and to more easily distribute new products and services.

We provide our Network Services customers with the following services.

•	STAR Network Access—We operate a central “switch” which is connected by a telecommunications network to thousands of financial institutions, merchants, payment processors, ATM processors, and card processors that participate in the STAR network. When one of these participants acquires a STAR transaction, it sends the transaction to the network switch which in turn routes the transaction to the appropriate participant for authorization. To be routed through the STAR network switch, a transaction must be initiated with a card carrying the STAR mark at an ATM or POS terminal also displaying the STAR mark.

•	ATM Processing—We provide the systems and software for our customers to outsource to us ATM operations that support a variety of financial transactions, including cash withdrawals, transfers between accounts, deposits, balance inquiries, and purchases of alternate media such as tickets. ATM processing services include managing and monitoring the telecommunications networks that connect the ATMs that we process with our computer systems and with the credit, debit, and electronic benefits transfer (EBT) gateways connected to us. We route transactions to the appropriate network for authorization and then relay this information back to the terminal to complete the transaction.

•	Card Processing—We provide the systems and software for our customers to outsource to us the maintenance of cardholder account and balance information that allows us to authorize transactions and report on cardholder activity to the financial institution. We provide card management, authorization, and fraud protection services for STAR PIN-secured debit cards and VISA and MasterCard signature debit cards. We also provide card management services for a variety of stored value cards.

We generate revenue in connection with each of these services. Revenue for STAR network access services consists of per transaction fees paid by merchants for accessing the STAR network, per transaction fees paid by card issuing financial institutions for routing transactions through the STAR network switch, and monthly connection fees paid by processors and merchants that connect directly to the switch. Revenue for ATM processing services consists of monthly connection fees for ATM processing and monitoring, plus per transaction fees for acquiring and routing transactions from the ATMs we process. Revenue for card processing services consists of monthly fees per debit card record paid by card issuers for managing the cardholder files, plus transaction fees whenever we authorize transactions on behalf of the card issuers.

In March 2002 we acquired The Logix Companies, LLC, an electronic transaction processor based in Longmont, Colorado. Through this transaction, we acquired EFTLogix, Inc., an entity that provides financial institutions, retailers, and independent sales organizations with ATM processing and merchant processing services. In May 2002 we acquired Core Data Resources, Inc. (n/k/a Concord Processing LP), an electronic transaction processor based in Amarillo, Texas. Concord Processing provides ATM processing and related services to financial institutions, retailers, and independent sales organizations nationwide.

In January 2003 we announced that we had entered into a non-binding letter of intent to acquire the Credit Union 24® Network, an ATM and POS network owned by credit unions and based in Tallahassee, Florida. In March 2003 the parties terminated discussions with respect to this transaction.

Payment Services.    Payment Services provides the systems and processing that allow retail clients to accept virtually any type of electronic payment, including all card types—credit, debit, EBT, prepaid, and proprietary cards—as well as a variety of check-based options. We provide POS processing, settlement, and related services, with specialized systems focusing on supermarkets, major retailers, gas stations, convenience stores, restaurants, and trucking companies. In 2002 we processed approximately 4.5 billion of these payment transactions. Our services are generally turn-key, providing merchants with POS terminal equipment, transaction routing and authorization, settlement, funds movement, and sponsorship into all credit card associations (such as VISA and MasterCard) and debit networks (such as STAR, Pulse, and NYCE).

We have benefited from the shift in payments from cash and checks to credit cards, debit cards, and EBT. We have also realized growth in transactions as a result of our merchants expanding into additional locations and the growth in our independent sales organization partners. We believe our end-to-end product has provided us with numerous advantages, including a wide-ranging service offering, better control over costs, improved performance due to the ability to maintain a higher level of quality at all points in the transaction flow, and a better position both to identify specific needs for new products and services and to distribute new products and services. We believe we were one of the leading providers of payment services to the grocery and petroleum industries as of December 31, 2002.

As a fully integrated transaction processor, we are able to provide our Payment Services customers with the following services:

•	POS Processing—We provide the systems and software for POS applications that support a variety of non-cash payment types, including credit, debit, EBT, check authorization, electronic check conversion, and gift cards. We connect to all major credit card associations, debit networks, and magnetic-stripe EBT programs, allowing us to route transactions to the appropriate network for authorization and then relay this information back to the terminal to complete the transaction.

•	Settlement Services—We aggregate transaction information for merchant-level settlement and reporting. The credit card associations and debit networks settle with our subsidiary Concord EFS National Bank, and through Concord EFS National Bank, we move funds from the associations and networks to merchants’ banks via wire and ACH transfers.

•	Related Services—We have volume purchasing arrangements with equipment vendors, and we sell and lease POS terminal equipment. We also provide terminal maintenance through a terminal deployment center. Through our subsidiary Concord EFS National Bank, we provide bank sponsorship into credit card associations and debit networks.

Revenue from Payment Services includes gross discount fees charged to merchants, which are a percentage of the dollar amount of each credit card transaction we process, as well as a flat fee per credit card transaction. The balance of Payment Services revenue is derived from debit card and EBT card transactions, check verification and authorization services, and sales of POS terminals from inventory.

Early in 2000 we completed two acquisitions in the Payment Services area. In February 2000 we acquired Virtual Cyber Systems, Inc. (n/k/a Concord Emerging Technologies, Inc.), an Internet software development company, and in January 2000 we acquired National Payment Systems Inc. d/b/a Card Payment Systems, a New York-based reseller of payment processing services. Card Payment Systems provides card-based payment processing services to independent sales organizations, which in turn sell those services to merchants. Effective January 1, 2003, Card Payment Systems began doing business as Concord Payment Systems.

Through our March 2002 acquisition of The Logix Companies, we acquired CheckLogix, Inc., a corporation that provides financial institutions, retailers, and independent sales organizations with electronic check conversion and authentication services.

As part of our effort to consolidate our insured depository operations and terminate local deposit taking and lending activities, EFS Federal Savings Bank, another subsidiary, was merged into EFS National Bank in August 2002.

Risk Management Services.    As a result of our recently announced strategy of developing our risk management services, we expect to organize a new segment during the 2003 fiscal year. Our new Risk Management Services segment is expected to provide software, information, and analysis to financial institutions, retailers, government service providers, and other businesses to assist in fraud prevention and reduction.

The Risk Management Services segment is expected to combine products that are currently part of our Network Services and Payment Services segments:

•	Deposit Risk Management—We believe that Primary Payment Systems, Inc., a company in which we hold an 85% ownership interest, is an industry leader in deposit account fraud detection systems. Our deposit and payment risk management products provide the financial services and retail industries with tools to reduce deposit account, payment, and securities account fraud and its related expense. These products include (1) front-end tools to help identify fraudulent deposit accounts before they are opened and activated by screening new banking customer relationships via connections to multiple data sources and proprietary analytic software and (2) a shared repository of deposit account status information which allows participating financial institutions and retailers to validate the account on which a check is written before accepting it for deposit, payment, or cash back.

•	Identification Validation—IDLogix, acquired in conjunction with our acquisition of The Logix Companies in 2002, is an age validation and document verification service based on proprietary software for reading the encoding on government-issued identification. Currently used primarily at the point of sale for verifying identification in age-restricted sales such as alcohol and tobacco, IDLogix also has applications for validating government-issued identification documents in the public sector.

We expect that revenue from Risk Management Services will include transaction fees for identity screening and account status inquiries and hardware, maintenance, and software license fees for identification validation services.

Operations by Business Segment

“Note P—Operations by Business Segment” on pages 71 to 73 of our Annual Report to Stockholders for the fiscal year ended December 31, 2002 (Annual Report to Stockholders) contains information about the relative contribution of our Network Services and Payment Services segments to our earnings and is incorporated herein by reference.

Strategy

We believe that the increasing use of credit, debit, and other electronic payment cards will continue to present us with growth opportunities. Our current growth strategy is to leverage our network infrastructure and connectivity to service the increasing number of cash and check transactions that are converting to electronic form and to leverage our vertical integration to maximize our revenue opportunity for each transaction. We have developed and continue to pursue the following initiatives to improve our competitive position and increase our share of the transaction processing services business:

•	Focus on markets with high growth potential in the use of electronic payment cards. In 2002 cash and checks accounted for approximately 66% of payments made at the point of sale, which we believe represents significant opportunity to grow electronic transactions. We target markets in which the use of cash and checks has historically been high, such as supermarkets, gas stations, quick service restaurants, and government service providers, and markets with the most to gain from a systematic reduction in checks, such as financial institutions.

•	Provide a fully integrated range of services. We believe that our vertically integrated structure allows us to be a highly competitive provider of electronic payment processing services. By providing a wide range of relevant services, we are able to customize service offerings, to offer competitive prices, and to maintain high performance levels by controlling quality at each point in the transaction flow. Our integrated services also provide cross-selling opportunities within and between our various business segments, allowing us to capitalize on the complete revenue opportunity with each of our customers. In addition, we seek to cross-sell STAR POS debit acceptance to our merchant customers and to cross-sell payment processing to our financial institution customers with merchant relationships.

•	Develop new products and services to meet market needs. We strive to offer our customers new payment alternatives and other products that will help them reduce their costs or improve revenues. Examples include proprietary gift cards, which are value-added services to increase sales; a check acceptance risk management service, which is designed to reduce fraud losses from checks presented for deposit or payment; an identification validation service, which is designed to authenticate driver’s licenses in age-related retail sales and other security applications; and a stored value payroll card which is designed to reduce the number of payroll checks and related costs. All of these new products leverage our debit network infrastructure and create opportunities to cross-sell services among our various customer bases.

•	Seek selective acquisitions. We continue to look for opportunities to grow our business through selective acquisitions that will allow us to increase our customer base, increase profitable transaction volume, add new technology, and/or reduce costs. For example, the acquisition of Core Data Resources enabled us to increase our number of processed ATMs and ATM transaction volume. In addition, our acquisition of Logix provided new technology and emerging products that are being used to penetrate new industry segments and to cross-sell to current customers.

Marketing and Customers

We market our services and products on a nationwide basis to financial institutions, supermarkets, gas stations, convenience stores, restaurants, retailers, trucking companies, and government service providers. We sell both directly through our internal sales force and indirectly through independent sales organizations and their representatives, and we market our services through advertising in industry and trade publications, direct mail, telemarketing, and participation in trade shows. We also promote the STAR brand to consumers via billboards, signs, flyers, and radio and newspaper advertising. As of December 31, 2002, our sales force included 279 corporate salespeople selling directly to small, medium, and large companies and 1,160 third party independent sales organizations and agent banks selling to smaller merchants.

For Network Services, we seek to penetrate the financial institution market and expand the STAR network by offering flexible and integrated services, new products that increase financial institution revenue, broad geographic coverage, and value-added services such as consumer research and industry white papers.

For Payment Services, we seek to penetrate our selected markets by using our in-house industry expertise to target companies within selected industries and by using the extensive market penetration of independent sales organizations to further extend our sales reach into small, independent firms nationwide. Our in-house sales force is organized so that specialized salespeople focus on key customer industry lines, such as the petroleum, supermarket, major retail, and restaurant industries. Generally, independent sales organizations purchase our payment processing services from us at a wholesale rate and resell the services to merchants.

In January 2002 we increased our internal sales force when we acquired H & F Services, Inc., an independent sales organization that sold payment services products and services to small- and medium-sized merchants. Prior to the acquisition, we purchased merchant contracts from H & F Services. The acquisition was intended to establish control over this sales channel with product, pricing, compensation, and productivity initiatives. Since the acquisition, the former H & F Services salespeople have continued to focus on selling Payment Services products and services to small- to medium-sized merchants.

As an integrated services provider, we have natural cross-selling opportunities within our customer base. For example, we have opportunities to increase revenue and profits by cross-selling services within our business segments, such as selling our ATM processing and debit card processing to financial institution participants in the STAR network and selling debit card acceptance and gift cards to our merchant customers. In addition, we seek to cross-sell services across our business segments, such as selling retail ATM processing and identification validation services to our merchant customers and selling payment processing and agent bank services to our financial institution customers with merchant relationships.

Our customers are among the leaders in their industries. As of December 31, 2002, our Network Services customers included some of the largest financial institutions in the United States, and as of that date, our Payment Services customers included some of the largest restaurant chains and retailers as well as many prominent petroleum companies. No single customer of ours accounts for a material portion of our revenue. We have a number of significant customer contracts in our Network Services segment that by their terms terminate on December 31, 2004. We are actively pursuing the renewal of these customer contracts; however, there is no assurance that they will be renewed. If some or all of these contracts are not renewed or are renewed on less favorable terms than the current terms, there may be an adverse effect on our business, operating results, and financial condition. In addition, the loss of several of these large customers could have an additional adverse effect on our business, operating results, and financial condition due to the interdependency of participants in the STAR network. The loss of a significant number of STAR-branded cards, ATMs, or POS terminals could cause other financial institutions or merchants to evaluate their contractual participation in the STAR network.

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

In our Network Services segment, management estimates that:

•	as of March 2002, the three largest ATM processors, of which we believe that we were the largest, drove approximately 26% of total ATMs in the United States,

•	as of March 2002, the three largest regional debit networks, of which we believe that we were the largest, processed approximately 80% of all PIN-secured debit payment transactions, and

•	in 2001, VISA and MasterCard collectively processed over 70% of total annual debit payment transactions (both PIN-secured and signature debit transactions) in the United States.

In our Payment Services segment, management estimates that:

•	in 2001, the three largest acquirers of PIN-secured debit payment transactions, of which we believe that we were the largest, accounted for approximately 52% of all PIN-secured debit payment transactions and

•	in 2001, the three largest bank card acquirers, which we believe that we were not among, processed approximately 65% of the total dollar volume of credit and signature debit card payments.

There can be no assurance that we will continue to be able to compete successfully with such competitors.

While we compete with VISA and MasterCard in our Network Services business, at the same time our Payment Services business relies on VISA and MasterCard for the authority to process transactions in the VISA and MasterCard systems. Moreover, VISA and MasterCard have existing products and rules that could make it difficult for us to compete against them, which could further increase VISA’s and MasterCard’s power in the debit network access portion of the Network Services business.

The competitive pricing pressures resulting from an increase in competition could adversely affect our margins and may have an adverse effect on our business, operating results, and financial condition.

Across all of our segments, we compete in terms of product, scale, price, speed, and flexibility in customizing systems to meet the particular needs of customers. In Network Services, we believe that we are one of the few processors that operates a coast-to-coast debit network, permitting us to offer comprehensive debit transaction processing services. In Payment Services, we believe that we are one of the few fully integrated suppliers of a broad range of hardware, processing, banking, and data compilation services for use in transactions at retail locations.

Supervision and Regulation

We and our subsidiaries are subject to a number of federal and state laws. We are both a financial holding company and a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended, which is administered by the Federal Reserve. As a financial holding company, we are subject to the Bank Holding Company Act, which generally prohibits us from:

•	directly or indirectly engaging in any activities other than banking, managing, or controlling banks and certain other activities that the Federal Reserve has approved as financial in nature, incidental to such a financial activity, or complementary to a financial activity and

•	acquiring, directly or indirectly, ownership or control of more than 5% of any class of voting shares of any company that is engaged in activities other than activities that the Federal Reserve has approved as financial in nature, incidental to such a financial activity, or complementary to a financial activity, with certain exceptions.

For us to qualify as a financial holding company, our depository institution subsidiary needs to have at least a “satisfactory” Community Reinvestment Act rating on its most recent examination, and we are required to certify that our depository institution subsidiary is well capitalized and well managed. If our depository institution subsidiary ceases to be well capitalized or well managed, we are required to enter into an agreement with the Federal Reserve to bring the depository institution into compliance with applicable capital and management requirements.

We are required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require. We also are required to obtain the prior approval of the Federal Reserve before acquiring more than 5% of any class of voting stock of any bank that is not already controlled by us. The Federal Reserve may examine our records and each of our subsidiaries’ records, including a review of our capital adequacy in relation to guidelines issued by the Federal Reserve. The Federal Reserve requires minimum capital levels as measured by three ratios: total capital to risk-weighted assets, tier one capital to risk-weighted assets, and tier one capital to average total assets. If the level of capital is deemed to be inadequate, the Federal Reserve may restrict our future expansion and operations and take certain other enforcement actions. The Federal Reserve possesses cease and desist powers over us if, among other things, our actions or actions of our subsidiaries represent unsafe or unsound practices or violations of law.

Federal law also regulates transactions among us and our affiliates, including the amount of loans or investments that our banking affiliate, Concord EFS National Bank, may make to non-bank affiliates and the amount of advances that Concord EFS National Bank may make to third parties collateralized by an affiliate’s securities. In addition, various federal and state laws and regulations regulate the operations of Concord EFS National Bank, including laws and regulations requiring reserves against deposits, limiting the nature and pricing of loans, and restricting investments and other activities. Concord EFS National Bank also is limited in the amount of dividends that it may declare. Prior regulatory approval must be obtained before declaring any dividends if the amount of capital, surplus, and retained earnings is below certain statutory limits.

Concord EFS National Bank also is generally prohibited from engaging in certain tie-in arrangements, including conditioning the availability or price of its products or services on the customer also obtaining products or services from the affiliate or providing credit, property, or services to an affiliate.

As a national bank, Concord EFS National Bank operates under the rules and regulations of the Office of the Comptroller of the Currency, which is its primary regulator. Concord EFS National Bank is also a member of the Federal Reserve System and is therefore subject to certain provisions of the Federal Reserve Act. The Federal Deposit Insurance Corporation insures the domestic deposits of Concord EFS National Bank. The bank also is subject to periodic examination by, and must make regularly scheduled reports of financial condition to, its regulatory agencies.

Our electronic funds transfer (EFT) services sold to financial institutions are regulated by certain state and federal banking laws. Material changes in federal or state regulation could increase our cost of providing EFT services, change the competitive environment, or otherwise adversely affect us. We are not aware of any such change that is pending.

We also are affected by various state and federal financial privacy laws, including the financial privacy provisions of the Gramm-Leach-Bliley Act (the GLB Act) and various fair credit reporting laws. These laws are most likely to affect our businesses that involve the sharing of identifiable consumer information. The GLB Act and regulations generally require financial institutions to disclose their practices for gathering and disclosing nonpublic personal information regarding consumers. Consumers also have the right to opt out of certain types of information sharing. We have limited dealings with consumers through our Payment Services and Network Services businesses. However, certain consumer financial information that we receive may be subject to limitations on reuse and redisclosure under the GLB Act. Additionally, pending legislation at the state and federal levels may further restrict our information gathering and disclosure practices. Although the GLB Act and other privacy laws have not had a material impact on our business to date, existing and potential future privacy laws may limit our ability to develop new products and services that make use of certain data gathered through our Network Services, Payment Services, and Risk Management Services businesses.

In addition to regulation by federal and state laws and governmental agencies, we are subject to the rules and regulations of the various credit card associations and debit networks, including requirements for equity capital commensurate with transaction processing dollar volume.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 10, 2003:

Name	Age	Position(s)
Dan M. Palmer	59	Director and Co-Chief Executive Officer

Bond R. Isaacson	45	Director and Co-Chief Executive Officer

Edward A. Labry III	40	Director and President

J. Richard Buchignani	54	Director, Vice Chairman, General Counsel, and Secretary

P. Norman Bennett	52	Senior Vice President, Treasury

Vickie L. Brown	48	Senior Vice President

Ronald V. Congemi	55	Senior Vice President and President of Network Services

Donald J. Devine Jr.	46	Senior Vice President and Chief Compliance Officer

Paul W. Finch Jr.	39	Senior Vice President and President of Risk Management Services

Edward T. Haslam	50	Senior Vice President, Chief Financial Officer, and Treasurer

E. Miles Kilburn	40	Senior Vice President of Business Strategy and Corporate Development

Steve A. Lynch	42	Senior Vice President and Chief Information Officer

Christopher S. Reckert	40	Senior Vice President, Chief Marketing Officer, and President of Payment Services

Dan M. Palmer has been a director of Concord since May 1987 and was named Chief Executive Officer of Concord in 1990 and Co-Chief Executive Officer in February 2003. In 1982 Mr. Palmer founded Union Planters National Bank’s Electronic Fleet Systems operation, which was acquired by Concord in 1985. Mr. Palmer served as Chairman of Concord’s Board of Directors from 1991 to February 2003.

Bond R. Isaacson joined Concord in September 2002 as Executive Vice President and became Co-Chief Executive Officer and director of Concord in February 2003. Prior to Concord, Mr. Isaacson was Payments Executive for Bank of America Corporation, which he joined in 2001. Previously, he held various senior positions at Visa USA, including Executive Vice President of Sales and Integrated Solutions and President of e-Visa, Visa’s Internet division. Prior to joining Visa, Mr. Isaacson held various senior positions at IBM Corporation, including Financial Services Marketing Executive. Mr. Isaacson serves as an advisor to Touch Credit Corp.

Edward A. Labry III has been a director of Concord since September 1993. Mr. Labry joined Concord in 1985, became Chief Marketing Officer in 1990, and was named President of Concord in 1994.

J. Richard Buchignani has been a director of Concord since August 1992. Mr. Buchignani joined Concord in September 2002 as Vice Chairman and General Counsel and became Assistant Secretary in October 2002 and Secretary in February 2003. Prior to joining Concord, Mr. Buchignani was a partner in the Memphis, Tennessee office of the law firm of Wyatt, Tarrant & Combs, LLP, one of the law firms that provides legal services to Concord.

P. Norman Bennett joined Concord in April 2002 and was named Senior Vice President, Treasury in October 2002. Prior to joining Concord, Mr. Bennett was a partner in the Memphis, Tennessee office of the accounting firm of Ernst & Young LLP, the accounting firm that provides auditing and other services to Concord.

Vickie L. Brown joined Concord in 1979, was named Senior Vice President in 1991, and previously served in various financial and operations positions with Concord.

Ronald V. Congemi joined Concord in February 2001 and was named Senior Vice President and President of Network Services of Concord in May 2001. Mr. Congemi has been President of STAR since its inception in 1984. Mr. Congemi served as a director of Concord from February 2001 through November 2002.

Donald J. Devine Jr. joined Concord in February 1999 as Vice President, Enterprise Services and was named Senior Vice President and Chief Compliance Officer in 2003. Previously, Mr. Devine was Chief Auditor of Electronic Payment Services, which he joined in 1994.

Paul W. Finch Jr. joined Concord in January 2003 as Senior Vice President and President of Risk Management Services. Previously, Mr. Finch was with eFunds Corporation, serving at various times as Executive Vice President of Systems and Operations, Senior Vice President of Global Operations, Vice President of the Management Solution Group, and Vice President and General Manager, Clearing Systems and Services.

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

Christopher S. Reckert joined Concord in June 1995 and became President of Payment Services in December 2002. Previously, Mr. Reckert served as Senior Vice President and Chief Marketing Officer and as Senior Vice President, Sales of Concord.

No Foreign Operations; Seasonality

All of our revenue is generated and all of our assets are located in the United States.

Portions of our business are seasonal. In the fourth quarter, Network Services and Payment Services revenue increases due to increased transaction volume during the holiday shopping period.

Employees

As of December 31, 2002, we employed 2,640 full and part-time personnel, including 735 data processing and technical employees, 1,310 in operations, and 595 in sales and administration. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.

Availability of Reports on Our Website

Through our Internet website www.concordefs.com, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Item 2.     PROPERTIES

The following table sets forth certain information concerning our principal facilities as of December 31, 2002:

Location	Area in Square Feet	Description / Business Segment	Lease Expiration (if applicable)
Amarillo, TX	21,839	Offices, Data Processing Center, and Operations, Network Services	March 31, 2007
Bartlett, TN	19,160	Distribution Center and Warehouse, Payment Services	October 15, 2004
Bartlett, TN	6,480	Operations and Warehouse, Payment Services	August 15, 2004
Carrollton, TX	4,906	Offices, Data Processing Center, and Operations, Network Services	April 30, 2004
Centennial, CO	3,480	Offices and Operations, Payment Services	January 31, 2006
Chicago, IL	21,719	Offices, Network Services	December 31, 2007
Colorado Springs, CO	4,597	Offices and Operations, Payment Services	February 28, 2006
Cordova, TN	48,119	Customer Service Center, Payment Services	December 31, 2006
Elk Grove, IL	18,300	Offices and Operations, Payment Services	May 31, 2005
Longmont, CO	3,899	Offices, Payment Services	May 31, 2006
Maitland, FL	119,589	Offices and Data Processing Center, Network Services	August 31, 2011
Maitland, FL	63,259	Offices and Operations, Network Services	May 31, 2003
Maitland, FL	30,792	Offices and Operations, Network Services	June 30, 2003
Marietta, GA	100,000	Offices and Data Processing Center, Payment Services	November 30, 2005
Memphis, TN	43,375	Current Corporate Headquarters, Offices, Data Processing Center, and Operations, Payment Services	September 30, 2003

Location	Area in Square Feet	Description / Business Segment	Lease Expiration (if applicable)
Memphis, TN	11,535	Offices and Operations, Payment Services	September 30, 2003
Mesa, AZ	5,848	Offices, Payment Services	October 31, 2003
New York, NY	10,000	Offices, Payment Services	January 31, 2009
New York, NY	4,500	Offices and Operations, Network Services	August 31, 2004
North Olmsted, OH	36,627	Offices and Sales Office, Network Services	December 31, 2003
Petaluma, CA	8,132	Offices and Operations, Network Services	May 31, 2003
San Diego, CA	19,544	Offices and Operations, Network Services	February 28, 2003
Scottsdale, AZ	17,978	Offices and Operations, Network Services	December 31, 2005
Shelby Oaks, TN	14,525	Offices, Payment Services	December 31, 2003
Wilmington, DE	107,500	Corporate Offices, Offices, and Operations, Network Services	May 21, 2005
Wilmington, DE	70,000	Offices, Data Processing Center, and Operations, Network Services	Not Applicable

We are in the process of building a new corporate headquarters in Memphis, Tennessee pursuant to a lease arrangement with an initial term of seven years.

We believe all of the listed facilities were suitable and adequate for our businesses as of December 31, 2002. However, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities that are no longer required.

Item 3.     LEGAL PROCEEDINGS

From time to time we are involved in various litigation matters arising out of the conduct of our business. The following table lists certain information with respect to the purported securities fraud class action lawsuit and the purported stockholder derivative actions pending as of March 24, 2003 against us and certain officers and certain directors of ours:

Name of Proceeding	Filing Date+	Type of Case
In re Concord EFS, Inc. Derivative Litigation	September 9, 2002*	Derivative
In re Concord EFS, Inc. Securities Litigation	September 6, 2002**	Securities Fraud
In re Concord EFS, Inc. Derivative Litigation	September 13, 2002**	Derivative

+	For consolidated matters, the filing date represents the date on which the first component case was filed.
*	Pending in Tennessee state court in Memphis (Circuit Court)
**	Pending in the United States District Court for the Western District of Tennessee

The lawsuits raise allegations relating to our financial performance between March 2001 and September 2002, changes in the price of our common stock during that time, alleged failures to disclose material facts, and alleged insider trading and breaches of fiduciary duties by certain officers and certain directors. The lawsuits seek unspecified compensatory and punitive damages, attorneys’ fees, and injunctive and other relief. Although these matters are in the preliminary stages, we believe that the claims against us and our directors and officers are without merit and intend to vigorously defend against all claims.

Three lawsuits similar to those listed above have been voluntarily dismissed. The securities fraud lawsuit filed by Colbert Birnet, LP on September 12, 2002 in the United States District Court for the Western District of Tennessee was voluntarily dismissed on November 21, 2002; the derivative lawsuit filed by Dan Miller on October 24, 2002 in Delaware state court in New Castle County (Chancery Court) was voluntarily dismissed on January 23, 2003; and the derivative lawsuit filed by Michael McClay on November 12, 2002 in Delaware state court in New Castle County (Chancery Court) was voluntarily dismissed on January 23, 2003.

A purported class action complaint was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis on or about March 24, 2003 by Joe Perritt. The defendants in that action are certain of our officers and directors. The complaint generally alleges a breach of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities and other derivative litigation discussed above. The complaint seeks class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the court deems just and proper. The defendants have until on or about April 22, 2003 to respond to the complaint. Although this matter is in the very preliminary stages, we believe that the claims against our officers and directors are without merit and we intend to vigorously contest these claims.

Separately, on June 11, 2002, Walter E. Ryan and Ryco Development, Inc. filed a purported class action lawsuit against EFS National Bank, Concord, and John Doe Corporations in the United States District Court for the Western District of Tennessee. The plaintiffs allege that we changed fees and charges without providing the requisite notice, charged merchants for transactions that never occurred, and failed to route payments in accordance with the plaintiffs’ instructions. The plaintiffs allege fraud, breach of contract, conversion, and causes of action under the Tennessee Consumer Protection Act and the Racketeer Influenced and Corrupt Organizations Act (RICO). The class plaintiffs seek to certify consists of all merchant customers of EFS National Bank, Concord, or John Doe Corporations, who were subject to charges that were not fully disclosed on their statements, charges for transactions which the merchant never undertook, and/or charges in excess of the amount agreed upon in their contracts. The lawsuit seeks unspecified compensatory and punitive damages, attorneys’ fees, and other relief. We have moved to dismiss all claims, but the court has not yet ruled on the motion. Although this matter is in the preliminary stages, we believe that the claims against us are without merit and intend to vigorously defend against all claims.

On September 30, 2002, Nancy Canning filed a purported class action lawsuit against Concord in New Jersey state court. The plaintiff alleges that we wrongfully allowed and facilitated surcharges on EBT withdrawals at ATMs within our network. The plaintiff’s four original claims were for violation of N.J.S.A. 44:10-75(c) (which concerns New Jersey’s EBT program), violation of New Jersey’s Consumer Fraud Act, negligence, and breach of contract (as an alleged third-party beneficiary). The plaintiff seeks certification of a class consisting of all New Jersey public assistance recipients participating in the New Jersey EBT program who, since March 24, 1997, withdrew their cash benefits from ATMs serviced and processed by Concord and incurred a surcharge per EBT withdrawal. The lawsuit seeks unspecified compensatory and punitive damages, attorneys’ fees, and injunctive and other relief. We moved to dismiss all four claims. At a hearing on March 7, 2003, the court found that the claim for violation of N.J.S.A.  44:10-75(c) should be dismissed with prejudice and that the claims for violation of New Jersey’s Consumer Fraud Act and breach of contract should be dismissed without prejudice, but the court denied our motion to dismiss as to the negligence claim. Although this matter is in the preliminary stages, we believe that the claims against us are without merit and intend to vigorously defend against all claims.

On October 31,1996, Commonwealth Savings Bank (Commonwealth) filed a lawsuit against CoreStates Financial Corp. (CoreStates) in the Court of Common Pleas of Chester County, Pennsylvania. On August 6, 1997, Commonwealth added MONEY ACCESS SERVICE INC. (MASI), a subsidiary of ours, as a defendant therein, alleging that MASI is liable to Commonwealth for an amount in excess of $3.6 million based on claims arising out of alleged errors in the conversion of certain Meridian Bank branches to the MAC network and MASI processing at the time the branches were acquired by Commonwealth from CoreStates and CoreStates’ affiliates. Discovery is complete. The court has struck various reports and portions of reports submitted by Commonwealth’s damages experts. At a deposition in March 2000, Commonwealth’s expert testified to a damages calculation of $4.2 million. On November 15, 2002, CoreStates and MASI filed motions for partial summary judgment on all but a small part of Commonwealth’s remaining claim. The motion has been fully briefed, and the court heard oral argument on January 10, 2003. The court has not yet ruled on the motion. We believe that the claims against us are without merit and intend to continue to vigorously defend against all claims.

We are also a party to various routine lawsuits arising out of the conduct of our business, none of which is expected to have a material adverse effect upon our financial condition or results of operations.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders in the fourth quarter of fiscal 2002.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on Our Common Stock and Related Stockholder Matters

Information included under the caption “Market Value” on page 2 of our Annual Report to Stockholders is incorporated herein by reference.

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

Item 6.     SELECTED FINANCIAL DATA

Information included under the caption “Financial Highlights” on page 3 of our Annual Report to Stockholders is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included under the caption “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 20 to 35 of our Annual Report to Stockholders is incorporated herein by reference.

Item 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information included under the caption “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” on pages 34 to 35 of our Annual Report to Stockholders is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and consolidated financial statements set forth below are included on pages 36 to 80 of our Annual Report to Stockholders and are incorporated herein by reference:

•	Report of Independent Auditors

•	Consolidated Balance Sheets as of December 31, 2002 and 2001

•	Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

•	Notes to Consolidated Financial Statements as of December 31, 2002

Quarterly results of operations for the years ended December 31, 2002 and 2001 under the caption “Note T—Quarterly Financial Results (Unaudited)” on pages 78 to 79 of our Annual Report to Stockholders are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information included under the captions “Election of Directors,” “Committees; Attendance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003 (Proxy Statement) is incorporated herein by reference. See also the section captioned “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.

Item 11.     EXECUTIVE COMPENSATION

Information included under the captions “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” and “Five Year Cumulative Stockholder Return” in our Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Beneficial Ownership of Common Stock” in our Proxy Statement is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreements

In February 1998 we entered into five-year incentive agreements, which expired on February 25, 2003, with each of Dan M. Palmer, our Co-Chief Executive Officer and director, and Edward A. Labry III, our President and director. Each incentive agreement provides for a base salary with annual reviews ($775,000 for 2002), for a bonus opportunity equal to 50% of base salary with growth in earnings per share being a significant factor in awarding the bonuses, and for option grants of 1,125,000 shares per year. In addition, each incentive agreement provides for a one-time option grant and the opportunity for up to three additional grants if the price of our common stock reaches specified levels for specified periods of time. Due to the performance of our common stock, each of Mr. Palmer and Mr. Labry have received four option grants (totaling options to purchase 3,937,500 shares) pursuant to his respective incentive agreement.

Each of these incentive agreements contains a change in control provision. Under the agreements, a change in control occurs if any person becomes the beneficial owner of 50% or more of the combined voting power of our then outstanding voting securities, if our stockholders approve a plan to liquidate Concord, or if we sell or dispose of all or substantially all of our assets. Upon a change in control, the agreements provide that the full bonus potential under the agreements will be paid for the year in which the change in control occurs, and all stock options granted before the change in control become fully and immediately exercisable. In addition, Mr. Palmer’s and Mr. Labry’s obligations under the non-competition, non-solicitation, and confidentiality provisions of the agreements are shortened to a period of six months following a change in control.

For 2002 each of Mr. Palmer and Mr. Labry voluntarily modified the terms of each of the incentive agreements to reduce to 900,000 the number of options granted pursuant to each of the agreements to facilitate the granting of options to our other key employees. In March 2002 each of Mr. Palmer and Mr. Labry was granted a bonus of $367,500 with respect to 2002.

In September 2002 our Co-Chief Executive Officer, Bond R. Isaacson, joined Concord as Executive Vice President. Pursuant to the terms of his offer letter, Mr. Isaacson received a signing bonus of $500,000 and was granted an option to purchase 400,000 shares of our common stock. The offer letter provides that Mr. Isaacson is to receive an annual salary of $500,000 and that he will receive a bonus of $600,000 in May 2003 and a bonus of $600,000 in May 2004. In the offer letter, we also agreed to grant Mr. Isaacson a bonus of $500,000 for each listed large financial institution with which he renews or extends our relationship and an additional $2,000,000 bonus if Mr. Isaacson extends or renews our relationship with a certain number of the listed financial institutions. Mr. Isaacson’s offer letter provides that he is to be eligible to participate in our health care plan, 401(k) plan, and senior executive retirement savings plan. We also agreed to reimburse Mr. Isaacson for all relocation costs.

In connection with our acquisition of STAR, we entered into an agreement with STAR and Ronald V. Congemi, who currently serves as our Senior Vice President and President of Network Services. Under the agreement, Mr. Congemi agreed to remain at STAR through the closing of the transaction with us and agreed to various other provisions, including confidentiality and non-competition provisions, and we agreed to pay Mr. Congemi $600,000 in cash and to grant Mr. Congemi an option to purchase 400,000 shares of our common stock. The options granted were pursuant to the terms of our 1993 Incentive Stock Option Plan, as amended; have a ten-year term; have an exercise price equal to the fair market value of our stock on February 1, 2001; and vest with respect to 25% of the shares subject to the option each year as long as Mr. Congemi remains employed by us or any of our subsidiaries.

In October 2002 we entered into an agreement with Edward T. Haslam, our Senior Vice President, Chief Financial Officer, and Treasurer. Under the agreement, we agreed to postpone until February 2003 the decision regarding relocating the Chief Financial Officer position to Memphis, Tennessee, and Mr. Haslam agreed to deliver a 2003 detailed financial plan and to transition his knowledge regarding our monthly close process, our monthly and quarterly financial reporting, our 2003 business plan, and our overall business and financial model. The agreement provides that if Mr. Haslam terminates his employment with us or if we decide to transition the Chief Financial Officer position to Memphis, Tennessee, Mr. Haslam will work through our 2003 annual meeting of stockholders (Annual Meeting) to transition any remaining Chief Financial Officer duties to the new Chief Financial Officer. In addition, the agreement provides that if Mr. Haslam leaves for any reason, he is to receive a bonus equal to six months of his salary, payable on the date of the Annual Meeting; he is to receive his salary and benefits for one year following the date of the Annual Meeting; and his unvested stock options will be eligible to vest for one year following the Annual Meeting.

In February 2003 we entered into an agreement amending our October 2002 agreement with Mr. Haslam. The amendment provides that in the event that, on or before May 30, 2003, Mr. Haslam gives us notice that he intends to terminate his employment or we give Mr. Haslam notice that we have decided to transition the Chief Financial Officer position to Memphis, Tennessee, Mr. Haslam is to continue to work through July 31, 2003 to transition Chief Financial Officer duties to the new Chief Financial Officer. If such notice is given or received, then Mr. Haslam is to receive a bonus equal to six months of his salary, payable no later than July 31, 2003; Mr. Haslam is to receive his salary and benefits through July 31, 2004; Mr. Haslam’s unvested stock options will continue to be eligible to vest through July 31, 2004; and Mr. Haslam will have an additional 90 days after July 31, 2004 to exercise all vested options.

In April 2002 P. Norman Bennett, our Senior Vice President, Treasury, joined Concord. Pursuant to his offer letter, Mr. Bennett is to receive an annual salary of $150,000 and was granted an option to purchase 25,000 shares of our common stock pursuant to the terms of our 1993 Incentive Stock Option Plan. In addition, the offer letter provides that, upon board approval, Mr. Bennett is to be eligible for a bonus in the amount of $40,000 to $60,000 in 2003 based on his overall job performance.

In September 2002 one of our directors, J. Richard Buchignani, joined Concord as Vice Chairman and General Counsel. Pursuant to the terms of his offer letter, Mr. Buchignani is to receive an annual salary of $275,000 and was granted an option to purchase 25,000 shares of our common stock. In addition, the offer letter provides that Mr. Buchignani is to be eligible to participate in our annual bonus program consistent with members of our executive management staff and be eligible to participate in our 2002 Stock Option Plan, our health care plan, our 401(k) plan, and our senior executive retirement savings plan. The offer letter provides that upon termination, death, disability, change of control, or change of position or location, we will pay Mr. Buchignani or one or more of his designated beneficiaries one year’s salary. Pursuant to the offer letter, Mr. Buchignani’s unvested options will be eligible to vest during the one-year period following any such event.

In January 2003 we entered into a three-year agreement with Paul W. Finch Jr., who currently serves as our Senior Vice President and President of Risk Management Services. Under this agreement, Mr. Finch agreed to various provisions, including confidentiality and non-competition provisions, and we agreed to pay Mr. Finch $275,000 per year, consider Mr. Finch eligible to receive an annual incentive bonus in accordance with our annual executive bonus program, and grant Mr. Finch an option to purchase 100,000 shares of our common stock. The options granted were pursuant to the terms of our 2002 Stock Option Plan; have a ten-year term; have an exercise price equal to the fair market value of our stock at the time of grant; and vest with respect to 25% of the shares subject to the option each year as long as Mr. Finch remains employed by us. The agreement provides that if Mr. Finch’s employment is terminated without cause, he is entitled to (i) a pro rata target annual bonus for the portion of the bonus period ending on the date of termination of employment, (ii) other employee benefits to which he is entitled upon termination of employment in accordance with our plans and programs, (iii) payment equal to his base salary for the remainder of the initial term of the agreement, (iv) payment equal to the average annual bonus earned by Mr. Finch during the employment period, and (v) continuation of his participation in our group health and life insurance for one year.

In connection with our acquisition of STAR, we entered into an agreement with STAR and E. Miles Kilburn, who currently serves as our Senior Vice President of Business Strategy and Corporate Development. Under this agreement, Mr. Kilburn agreed to remain at STAR through the closing of the transaction with us and agreed to various other provisions, including confidentiality and non-competition provisions, and we agreed to pay Mr. Kilburn $300,000 in cash and to grant Mr. Kilburn an option to purchase 200,000 shares of our common stock. The options granted were pursuant to the same terms as those granted to Mr. Congemi (described above). Under a February 2003 amendment to this agreement, we agreed to pay Mr. Kilburn a base salary plus commissions of one-twelfth of the estimated first year’s net revenue resulting from new business generated by him from corporate alliances with third party processors, networks, and software providers to financial institutions, with such commissions accruing only after the first $350,000 of estimated net revenue generated by Mr. Kilburn. The amendment also provides that if Mr. Kilburn voluntarily terminates his employment on or after March 1, 2004, we will pay Mr. Kilburn one-year’s base salary, and his unvested options will be eligible to vest during the one-year period following such termination and be exercisable until 90 days thereafter. If Mr. Kilburn voluntarily terminates his employment before March 1, 2004, he is not entitled to one-year’s base salary or the continued vesting of his options for the one-year period.

Loans

In October 2001 Concord entered into personal loan agreements with each of Dan M. Palmer, who is our Co-Chief Executive Officer and director, and Edward A. Labry III, who is our President and director. Pursuant to these agreements, Concord loaned $13,297,500 to each of Mr. Palmer and Mr. Labry. The loans were full recourse to each of Mr. Palmer and Mr. Labry. The loans had a term of 30 days with a provision for extension and an interest rate of 3.31%, but the actual interest rate paid by each of Messieurs Palmer and Labry was equal to 4.5%. Each of Mr. Palmer and Mr. Labry repaid the entire outstanding principal and all accrued interest on his loan by December 3, 2001.

In 2001 EFS Federal Savings Bank, a former subsidiary of ours, made a home mortgage loan to E. Miles Kilburn, our Senior Vice President of Business Strategy and Corporate Development, in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The loan was in the principal amount of $644,000 and carried an interest rate of 6.5%. The loan did not involve more than the normal risk of collectability or present other unfavorable features. The loan was paid in full in June 2002.

Legal and Investment Banking Services

Bingham McCutchen LLP (f/k/a Bingham Dana LLP ) is one of the firms that provided legal services to us during 2002. Until December 31, 2001, Richard M. Harter, one of our directors, was a partner in that firm, and he now serves as of counsel to that firm. Bingham McCutchen LLP no longer provides legal services to us.

Wyatt, Tarrant & Combs, LLP is another one of the firms that provided legal services to us during 2002. Until September 2002, J. Richard Buchignani, our Vice Chairman, General Counsel, and Secretary and a director, was a partner in that firm. During 2003 we plan to continue to use legal services provided by Wyatt, Tarrant & Combs, LLP.

During 2002 William Blair & Company, L.L.C. received stock brokerage fees in connection with the execution of our common stock repurchase plan. Richard P. Kiphart, the chairman of our board of directors, is the Head of Corporate Finance and a principal at William Blair & Company, L.L.C., and as of December 31, 2002, certain principals (including Mr. Kiphart) of that firm beneficially owned an aggregate of 13,343,761 shares of our common stock. We intend to use the investment banking and brokerage services of William Blair & Company, L.L.C. during 2003.

During 2002 Morgan Keegan & Company, Inc. (Morgan Keegan), a registered broker dealer, executed purchases and sales of fixed income securities for us that, in par value of securities, totaled approximately $254.9 million in purchases and $260.0 million in sales. During 2002 Morgan Keegan also acted as an agent on our behalf in connection with our repurchase of 4,000,000 shares of our common stock, for which Morgan Keegan earned an aggregate commission of approximately $160,000. During 2001 and 2000 we also executed trades with Morgan Keegan for fixed income securities. In June 2001 Morgan Keegan was an underwriter with respect to 10% of the 8.9 million shares of common stock (17.8 million shares after the impact of our September 2001 stock split) sold by us in our June 2001 public offering for net aggregate proceeds of approximately $420.6 million. Morgan Keegan’s underwriting fee on our shares was approximately $1.8 million. Benjamin C. Labry, the brother of our President and director Edward A. Labry III, is a Morgan Keegan employee whom we believe shares in the commissions earned by Morgan Keegan in connection with the transactions Morgan Keegan executes for us. Morgan Keegan declined to quantify for us the amount that Mr. Benjamin Labry received in connection with the transactions Morgan Keegan executed for us in 2002, but we believe that the amount may be in excess of $60,000. Morgan Keegan was one of several broker-dealers utilized by us in 2002.

Other Transactions

Simultaneous with our purchase of the site for our new corporate headquarters in July 2002, Dan M. Palmer, who is our Co-Chief Executive Officer and director, and Edward A. Labry III, who is our President and director, purchased approximately 39.1 acres of land located adjacent to the site of our new corporate headquarters in Memphis, Tennessee (the Land). At the same time, we entered into a certain Option to Purchase Agreement with Messieurs Palmer and Labry relating to the Land. Under the agreement, Messieurs Palmer and Labry granted us the option to purchase the Land at any time prior to July 17, 2007 and a right of first refusal with respect to the Land for an additional five years commencing on July 17, 2007. In consideration for the option, we paid Messieurs Palmer and Labry collectively $1,000. The agreement provides us with the right to determine the purchase price, subject to the right of Messieurs Palmer and Labry to object. In the event that we are unable to agree on a purchase price with Messieurs Palmer and Labry, the agreement provides that the purchase price will be determined by third-party appraisal in a specified manner.

On November 22, 2002 we gave notice to Messieurs Palmer and Labry of the exercise of our option to purchase the Land, and on December 30, 2002, we purchased the Land for $2,940,358, which represents the amount that Messieurs Palmer and Labry paid for the land, including transaction costs.

In connection with the purchase of land described above, we purchased an additional parcel of land from Mr. Palmer and Mr. Labry on December 30, 2002 for $55,315, which represents the amount that Mr. Palmer and Mr. Labry paid for the additional parcel of land, including transaction costs.

Our board of directors has authorized the expenditure of up to $500,000 per year on chartered air services from DP Air, LLC (d/b/a PalmAir). Dan M. Palmer, who is our Co-Chief Executive Officer and a director, owns a 99% interest in PalmAir. During 2002, 2001 and 2000 we paid PalmAir $483,089, $137,065 and $132,950, respectively, for chartered air travel services at rates that were not in excess of those charged by comparable third-party vendors. We plan to continue to use such services in similar amounts during 2003.

During 2002 we paid HogWild—Real Memphis Barbeque, LLC (d/b/a HogWild) approximately $44,000 for food catering services, and in 2003, we plan to continue to use such services in similar amounts. Edward A. Labry III, our President and director, owned a ten percent interest in HogWild until March 2002.

During 2002 Margaret Hoyt was employed by our subsidiary H & F Services, Inc. as a sales representative and earned a base salary of $6,000 and commissions of $153,675 based on sales, pursuant to a commission plan commensurate with that of other H & F Services, Inc. sales representatives. In 2002 Ms. Hoyt was granted options to purchase 10,000 shares of our common stock at an exercise price of $32.90 per share and 5,000 shares of our common stock at an exercise price of $13.70 per share. Ms. Hoyt is the sister of Edward A. Labry III, who is our President and director. Effective January 1, 2003, Ms. Hoyt was transferred from our subsidiary H & F Services, Inc. to our subsidiary Concord EFS Financial Services, Inc.

During 2002 Gary G. Arnold was President of Virtual Cyber Systems, Inc., a subsidiary of ours, and earned a base salary of $158,510 and a bonus of $40,000. In 2002 Mr. Arnold was granted options to purchase 50,000 shares of our common stock with an exercise price of $33.35 per share and 25,000 shares of our common stock at an exercise price of $13.70 per share. Mr. Arnold is the half-brother of our Co-Chief Executive Officer and director, Dan M. Palmer.

During 2002 Donna A. Howard was an account manager at EFS Transportation Services, Inc., a subsidiary of ours, and earned a base salary of $41,385 and a bonus of $9,000. In 2002 Ms. Howard was granted options to purchase 7,000 shares of our common stock at an exercise price of $33.35 per share and 3,500 shares of our common stock at an exercise price of $13.70 per share. Ms. Howard is the daughter of our Co-Chief Executive Officer and director, Dan M. Palmer.

During 2002 Timothy P. Millette was Manager of Shipping and Receiving at EFS National Bank, a subsidiary of ours, and earned a base salary of $48,670 and a bonus of $1,500. In 2002 Mr. Millette was granted options to purchase 5,000 shares of our common stock at an exercise price of $33.35 per share and 2,500 shares of our common stock at an exercise price of $13.70 per share. Mr. Millette is the son-in-law of our Co-Chief Executive Officer and director, Dan M. Palmer.

Pay Systems of America, Inc.

Douglas C. Altenbern, one of our directors, owns approximately 16% of the outstanding stock of Payroll Company, Inc., and his son owns 11%. In addition, his son-in-law, the president of Payroll Company, owns 26% of its outstanding stock. In March 2001 Payroll Company purchased from us all of the issued and outstanding common stock of Pay Systems of America, Inc. for $2,200,000, of which $800,000 was paid at closing and an additional $1,400,000 was to be paid pursuant to the terms of a promissory note unconditionally guaranteed by Mr. Altenbern and bearing interest at a rate of six percent per year.

In connection with the closing of the sale of Pay Systems of America, we agreed to adjust the $700,000 payment due in March 2003 under the promissory note to the extent that the revenue of Pay Systems of America decreased due to the loss of a certain customer. Because Pay Systems of America ultimately sustained revenue losses greater than $700,000 due to the loss of that customer, the amount ultimately paid to us pursuant to the promissory note was $700,000 plus interest. Payroll Company paid the entire outstanding balance under the note, together with all outstanding accrued interest, in the first quarter of 2002.

We are a guarantor of two lease agreements entered into by Pay Systems of America. The landlords have not released us from our obligations under these lease agreements, and Payroll Company and Mr. Altenbern have guaranteed the obligations of Pay Systems of America and have agreed to indemnify and hold us harmless from all losses, costs, and damages as a result of Pay Systems of America’s failure to perform all of its obligations under these lease agreements.

The agreement pursuant to which Payroll Company purchased the outstanding common stock of Pay Systems of America provides that we or our affiliates will provide certain transition services for Pay Systems of America. Pursuant to the agreement and in consideration for the purchase price paid thereunder, during 2002 we (i) provided without any additional charge certain processing services for funds transfer for direct deposit of payroll checks for customers of Pay Systems of America, (ii) provided certain depository services, and (iii) provided without charge certain processing services. We expect to continue to provide these services, the cost of which is immaterial to us, to Pay Systems of America during 2003.

Virtual Cyber Systems, Inc.

In February 2000 we exchanged 84,889 shares of our common stock for all of the outstanding shares of Virtual Cyber Systems, Inc., an Internet software development company, and paid $377,759 in cash to Virtual Cyber Systems’ option holders to cash out their options. Prior to the transaction, Gary G. Arnold owned all of the outstanding shares of Virtual Cyber Systems. Mr. Arnold is the half-brother of our Co-Chief Executive Officer and director Dan M. Palmer. In connection with the acquisition, we repaid the $877,207 and $80,352 that Virtual Cyber Systems owed to Mr. Palmer and Mr. Arnold, respectively. Notwithstanding that the transaction was not material to us, we engaged William Blair & Company, L.L.C., an investment banking firm, to render its opinion as to the fairness of the transaction, in light of the related-party nature of the transaction. Prior to executing the stock purchase agreement with Virtual Cyber Systems, we did receive such opinion to the effect that the amount of transaction consideration to be paid to Mr. Arnold and the optionholders was fair, from a financial point of view, to us.

Item 14.     CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days prior to the filing of this annual report on Form 10-K, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-

14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. As of the date of this annual report on Form 10-K, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.    FINANCIAL STATEMENTS

The following financial statements are incorporated by reference from pages 36 to 80 of our Annual Report to Stockholders for the fiscal year ended December 31, 2002, as provided in Item 8 above:

•	Report of Independent Auditors

•	Consolidated Balance Sheets as of December 31, 2002 and 2001

•	Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

•	Notes to Consolidated Financial Statements as of December 31, 2002

Quarterly results of operations for the years ended December 31, 2002 and 2001 under the caption “Note T—Quarterly Financial Results (Unaudited)” on pages 78 to 79 of our Annual Report to Stockholders are incorporated herein by reference.

2.    FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND PARAGRAPH (C) BELOW

See response to Item 15(c) below.

(b) Reports on Form 8-K

None.

(c) Exhibits

Exhibit No.		Description

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

10.2

Amendment, dated November 16, 2000, to Concord EFS, Inc. 1993 Incentive Stock Option Plan (Second 1999 Restatement) is incorporated herein by reference to Exhibit 10.1 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on May 9, 2002.

10.3

Electronic Payment Services, Inc. 1995 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 99.1 to Concord’s registration statement on Form S-8 (File No. 333-74213), filed on March 10, 1999.

10.4		Star Systems, Inc. 2000 Equity Incentive Plan is incorporated herein by reference to Exhibit 99.1 to Concord’s registration statement on Form S-8 (File No. 333-56066), filed on February 23, 2001.

10.5

Concord EFS, Inc. 2002 Stock Option Plan is incorporated herein by reference to Appendix A to Concord’s proxy statement for the annual meeting of stockholders held on May 23, 2002, filed on April 8, 2002.

10.6	*

Incentive Agreement between Concord EFS, Inc. and Dan M. Palmer, dated as of February 26, 1998, is incorporated herein by reference to Exhibit 10.3 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on April 1, 1999.

10.7	*

Incentive Agreement between Concord EFS, Inc. and Edward A. Labry III, dated as of February 26, 1998, is incorporated herein by reference to Exhibit 10.2 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on April 1, 1999.

10.8	*

Employment Agreement between H&S Holding Company (renamed Star Systems, Inc.) and Ronald V. Congemi, dated as of March 1, 1999, and amendment thereto among Star Systems, Inc., Concord EFS, Inc., and Ronald V. Congemi, dated October 6, 2000, are incorporated herein by reference to Exhibit 10.6 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on April 2, 2001.

10.9	*

Star Nonqualified Deferred Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10.8 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on April 2, 2001.

10.10

Stock Purchase and Sale Agreement between Payroll Company, Inc. and Concord EFS, Inc., dated March 30, 2001, is incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on June 18, 2001.

10.11	*

Split-Dollar Agreement among Concord EFS, Inc., Ross N. Cohen, and Ronald V. Congemi, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.10 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on February 26, 2002.

10.12	*

Amended and Restated Split-Dollar Agreement between Concord EFS, Inc. and Edward T. Haslam, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.11 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on February 26, 2002.

Exhibit No.		Description

10.13	*

Amended and Restated Split-Dollar Agreement among Concord EFS, Inc., J. Richard Buchignani, Benjamin C. Labry, and Edward A. Labry III, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.12 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on February 26, 2002.

10.14	*

Amended and Restated Split-Dollar Agreement among Concord EFS, Inc., Thomas R. Renfro, Gary G. Arnold, and Danny M. Palmer, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.13 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on February 26, 2002.

10.15	*

Amended and Restated Split-Dollar Agreement between Concord EFS, Inc. and Christopher S. Reckert, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.14 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on February 26, 2002.

10.16

Master Agreement, dated as of July 12, 2002, among Concord EFS, Inc., Electronic Payment Services, Inc., Star Systems, LLC, certain subsidiaries of Concord EFS, Inc. that may become a party to such agreement, Atlantic Financial Group, Ltd., certain financial institutions, and SunTrust Bank is incorporated herein by reference to Exhibit 10.1 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002.

10.17

Master Lease Agreement, dated as of July 12, 2002, among Atlantic Financial Group, Ltd., Concord EFS, Inc., and certain subsidiaries of Concord EFS, Inc. is incorporated herein by reference to Exhibit 10.2 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002.

10.18

Construction Agency Agreement, dated as of July 12, 2002, between Atlantic Financial Group, Ltd. and Concord EFS, Inc. is incorporated herein by reference to Exhibit 10.3 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002.

10.19

Loan Agreement, dated as of July 12, 2002, between Atlantic Financial Group, Ltd. and SunTrust Bank is incorporated herein by reference to Exhibit 10.4 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002.

10.20

Guaranty Agreement, dated as of July 12, 2002, from Concord EFS, Inc. to Atlantic Financial Group, Ltd. and certain financial institutions is incorporated herein by reference to Exhibit 10.5 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002.

10.21	*

Letter agreement, dated September 11, 2002, between Concord EFS, Inc. and J. Richard Buchignani is incorporated herein by reference to Exhibit 10.6 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002.

10.22	*

Letter agreement, dated August 30, 2002, between Concord EFS, Inc. and Bond Isaacson, including the accompanying Sign-On Bonus Re-Pay Agreement, dated November 9, 2002, between Concord EFS, Inc. and Bond Isaacson is incorporated herein by reference to Exhibit 10.7 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with the Securities and Exchange Act of 1934, as amended, and 17 C.F.R. 240.24b-2 and 200.80. Omitted information was replaced with asterisks.)

10.23

Option to Purchase Agreement, dated as of July 17, 2002, among Dan M. Palmer, Edward A. Labry III, and Concord EFS, Inc. and related letters dated November 22, 2002 and December 20, 2002, from Concord EFS, Inc. to Dan M. Palmer and Edward A. Labry III

10.24	*	Employment Agreement, dated as of January 21, 2003, between Concord EFS, Inc. and Paul W. Finch Jr.

10.25	*	Letter agreement, dated October 2, 2002, between Concord EFS, Inc. and Edward T. Haslam

10.26	*	Amendment to Employment Agreement Dated October 2, 2002, effective February 26, 2003, between Concord EFS, Inc. and Edward T. Haslam

10.27	*

Employment Agreement, dated as of March 1, 1999, between H&S Holding Company (renamed Star Systems, Inc.) and E. Miles Kilburn and first and second amendments thereto among Star Systems, Inc., Concord EFS, Inc., and E. Miles Kilburn, dated October 6, 2000 and February 1, 2003

10.28	*	Letter agreement, dated April 29, 2002, between Concord EFS, Inc. and P. Norman Bennett

Exhibit No.		Description

10.29	*	UnumProvident Advantage I Long Term Care Insurance Specimen Contract, together with a policy schedule for each named executive officer participating in this plan

10.30	*	Unum Income Series Individual Income Protection Insurance, together with a coverage summary for each named executive officer participating in this plan

10.31		Bridge Loan Agreement Letter of Guarantee and Stock Option Pledge, dated October 22, 2001, between Concord EFS, Inc. and Dan M. Palmer

10.32		Bridge Loan Agreement Letter of Guarantee and Stock Option Pledge, dated October 22, 2001, between Concord EFS, Inc. and Edward A. Labry III

11

Statement Regarding Computation of Per Share Earnings is incorporated herein by reference to Concord’s Annual Report to Stockholders for the year ended December 31, 2002, filed herewith as Exhibit 13, Notes to Consolidated Financial Statements, Note N.

13		Annual Report to Stockholders for the year ended December 31, 2002

21		List of Subsidiaries

23.1		Consent of Ernst & Young LLP

23.2		Consent of Deloitte & Touche LLP

99.1		Opinion of Deloitte & Touche LLP (Star Systems, Inc. year ended December 31, 2000)

99.2		Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3		Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.5		Cautionary Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K pursuant to Item 15(c) of this report.

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

CONCORD EFS, INC.

By:	/s/ DAN M. PALMER
Date:	Dan M. Palmer Co-Chief Executive Officer March 27, 2003

CONCORD EFS, INC.

By:	/s/ BOND R. ISAACSON
Date:	Bond R. Isaacson Co-Chief Executive Officer March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAN M. PALMER Dan M. Palmer	Director and Co-Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/S/ BOND R. ISAACSON Bond R. Isaacson	Director and Co-Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/S/ EDWARD T. HASLAM Edward T. Haslam	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 27, 2003

/S/ DOUGLAS C. ALTENBERN Douglas C. Altenbern	Director	March 27, 2003

/S/ J. RICHARD BUCHIGNANI J. Richard Buchignani	Director	March 27, 2003

/S/ RICHARD M. HARTER Richard M. Harter	Director	March 27, 2003

/S/ RICHARD P. KIPHART Richard P. Kiphart	Director	March 27, 2003

/S/ EDWARD A. LABRY III Edward A. Labry III	Director	March 27, 2003

/S/ JERRY D. MOONEY Jerry D. Mooney	Director	March 27, 2003

/S/ SHIRLEY C. RAINES Shirley C. Raines	Director	March 27, 2003

/S/ GEORGE F. RAYMOND George F. Raymond	Director	March 27, 2003

/S/ ARTHUR N. SEESSEL Arthur N. Seessel	Director	March 27, 2003

/S/ PAUL L. WHITTINGTON Paul L. Whittington	Director	March 27, 2003

CERTIFICATION

I, Dan M. Palmer, certify that:

1.    I have reviewed this annual report on Form 10-K of Concord EFS, Inc. (the “registrant”);

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    March 27, 2003

By	/S/ DAN M. PALMER
Dan M. Palmer Co-Chief Executive Officer

CERTIFICATION

I, Bond R. Isaacson, certify that:

1.    I have reviewed this annual report on Form 10-K of Concord EFS, Inc. (the “registrant”);

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    March 27, 2003

By	/S/ BOND R. ISAACSON
Bond R. Isaacson Co-Chief Executive Officer

CERTIFICATION

I, Edward T. Haslam, certify that:

1.    I have reviewed this annual report on Form 10-K of Concord EFS, Inc. (the “registrant”);

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    March 27, 2003

By	/S/ EDWARD T. HASLAM
Edward T. Haslam Chief Financial Officer

CONCORD EFS, INC.

LISTING OF EXHIBITS

Exhibit No.		Description

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

10.2

Amendment, dated November 16, 2000, to Concord EFS, Inc. 1993 Incentive Stock Option Plan (Second 1999 Restatement) is incorporated herein by reference to Exhibit 10.1 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on May 9, 2002.

10.3

Electronic Payment Services, Inc. 1995 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 99.1 to Concord’s registration statement on Form S-8 (File No. 333-74213), filed on March 10, 1999.

10.4		Star Systems, Inc. 2000 Equity Incentive Plan is incorporated herein by reference to Exhibit 99.1 to Concord’s registration statement on Form S-8 (File No. 333-56066), filed on February 23, 2001.

10.5

Concord EFS, Inc. 2002 Stock Option Plan is incorporated herein by reference to Appendix A to Concord’s proxy statement for the annual meeting of stockholders held on May 23, 2002, filed on April 8, 2002.

10.6	*

Incentive Agreement between Concord EFS, Inc. and Dan M. Palmer, dated as of February 26, 1998, is incorporated herein by reference to Exhibit 10.3 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on April 1, 1999.

10.7	*

Incentive Agreement between Concord EFS, Inc. and Edward A. Labry III, dated as of February 26, 1998, is incorporated herein by reference to Exhibit 10.2 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on April 1, 1999.

10.8	*

Employment Agreement between H&S Holding Company (renamed Star Systems, Inc.) and Ronald V. Congemi, dated as of March 1, 1999, and amendment thereto among Star Systems, Inc., Concord EFS, Inc., and Ronald V. Congemi, dated October 6, 2000, are incorporated herein by reference to Exhibit 10.6 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on April 2, 2001.

10.9	*

Star Nonqualified Deferred Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10.8 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on April 2, 2001.

10.10

Stock Purchase and Sale Agreement between Payroll Company, Inc. and Concord EFS, Inc., dated March 30, 2001, is incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on June 18, 2001.

10.11	*

Split-Dollar Agreement among Concord EFS, Inc., Ross N. Cohen, and Ronald V. Congemi, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.10 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on February 26, 2002.

10.12	*

Amended and Restated Split-Dollar Agreement between Concord EFS, Inc. and Edward T. Haslam, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.11 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on February 26, 2002.

1

Exhibit No.		Description

10.13	*

Amended and Restated Split-Dollar Agreement among Concord EFS, Inc., J. Richard Buchignani, Benjamin C. Labry, and Edward A. Labry III, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.12 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on February 26, 2002.

10.14	*

Amended and Restated Split-Dollar Agreement among Concord EFS, Inc., Thomas R. Renfro, Gary G. Arnold, and Danny M. Palmer, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.13 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on February 26, 2002.

10.15	*

Amended and Restated Split-Dollar Agreement between Concord EFS, Inc. and Christopher S. Reckert, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.14 to Concord’s annual report on Form 10-K (File No. 000-13848), filed on February 26, 2002.

10.16

Master Agreement, dated as of July 12, 2002, among Concord EFS, Inc., Electronic Payment Services, Inc., Star Systems, LLC, certain subsidiaries of Concord EFS, Inc. that may become a party to such agreement, Atlantic Financial Group, Ltd., certain financial institutions, and SunTrust Bank is incorporated herein by reference to Exhibit 10.1 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002.

10.17

Master Lease Agreement, dated as of July 12, 2002, among Atlantic Financial Group, Ltd., Concord EFS, Inc., and certain subsidiaries of Concord EFS, Inc. is incorporated herein by reference to Exhibit 10.2 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002.

10.18

Construction Agency Agreement, dated as of July 12, 2002, between Atlantic Financial Group, Ltd. and Concord EFS, Inc. is incorporated herein by reference to Exhibit 10.3 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002.

10.19

Loan Agreement, dated as of July 12, 2002, between Atlantic Financial Group, Ltd. and SunTrust Bank is incorporated herein by reference to Exhibit 10.4 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002.

10.20

Guaranty Agreement, dated as of July 12, 2002, from Concord EFS, Inc. to Atlantic Financial Group, Ltd. and certain financial institutions is incorporated herein by reference to Exhibit 10.5 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002.

10.21	*

Letter agreement, dated September 11, 2002, between Concord EFS, Inc. and J. Richard Buchignani is incorporated herein by reference to Exhibit 10.6 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002.

10.22	*

Letter agreement, dated August 30, 2002, between Concord EFS, Inc. and Bond Isaacson, including the accompanying Sign-On Bonus Re-Pay Agreement, dated November 9, 2002, between Concord EFS, Inc. and Bond Isaacson is incorporated herein by reference to Exhibit 10.7 to Concord’s quarterly report on Form 10-Q (File No. 000-13848), filed on November 13, 2002. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with the Securities and Exchange Act of 1934, as amended, and 17 C.F.R. 240.24b-2 and 200.80. Omitted information was replaced with asterisks.)

10.23

Option to Purchase Agreement, dated as of July 17, 2002, among Dan M. Palmer, Edward A. Labry III, and Concord EFS, Inc. and related letters dated November 22, 2002 and December 20, 2002, from Concord EFS, Inc. to Dan M. Palmer and Edward A. Labry III

10.24	*	Employment Agreement, dated as of January 21, 2003, between Concord EFS, Inc. and Paul W. Finch Jr.

10.25	*	Letter agreement, dated October 2, 2002, between Concord EFS, Inc. and Edward T. Haslam

10.26	*	Amendment to Employment Agreement Dated October 2, 2002, effective February 26, 2003, between Concord EFS, Inc. and Edward T. Haslam

10.27	*

Employment Agreement, dated as of March 1, 1999, between H&S Holding Company (renamed Star Systems, Inc.) and E. Miles Kilburn and first and second amendments thereto among Star Systems, Inc., Concord EFS, Inc., and E. Miles Kilburn, dated October 6, 2000 and February 1, 2003

10.28	*	Letter agreement, dated April 29, 2002, between Concord EFS, Inc. and P. Norman Bennett

2

Exhibit No.		Description

10.29	*	UnumProvident Advantage I Long Term Care Insurance Specimen Contract, together with a policy schedule for each named executive officer participating in this plan

10.30	*	Unum Income Series Individual Income Protection Insurance, together with a coverage summary for each named executive officer participating in this plan

10.31		Bridge Loan Agreement Letter of Guarantee and Stock Option Pledge, dated October 22, 2001, between Concord EFS, Inc. and Dan M. Palmer

10.32		Bridge Loan Agreement Letter of Guarantee and Stock Option Pledge, dated October 22, 2001, between Concord EFS, Inc. and Edward A. Labry III

11

Statement Regarding Computation of Per Share Earnings is incorporated herein by reference to Concord’s Annual Report to Stockholders for the year ended December 31, 2002, filed herewith as Exhibit 13, Notes to Consolidated Financial Statements, Note N.

13		Annual Report to Stockholders for the year ended December 31, 2002

21		List of Subsidiaries

23.1		Consent of Ernst & Young LLP

23.2		Consent of Deloitte & Touche LLP

99.1		Opinion of Deloitte & Touche LLP (Star Systems, Inc. year ended December 31, 2000)

99.2		Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3		Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.5		Cautionary Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K pursuant to Item 15(c) of this report.

3