Form 10-Q
period 2003-03-31
CONCORD EFS INC
filed 2003-05-09
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER

SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-31527

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

Yes   ☒     No ☐

The number of shares of the registrant’s common stock outstanding as of April 30, 2003 was 486,595,518.

CONCORD EFS, INC.

FORM 10-Q QUARTERLY REPORT

PART I—Financial Information

Item 1. Financial Statements (Unaudited)

CONCORD EFS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$861,128	$471,825
Securities available for sale	983,295	985,400
Accounts receivable, net	129,666	129,983
Settlement receivables, net	41,538	24,958
Inventories	22,857	19,983
Prepaid expenses and other current assets	39,378	48,633
Deferred income taxes	7,000	5,569

TOTAL CURRENT ASSETS	2,084,862	1,686,351
Securities available for sale	136,327	139,092
Property and equipment, net	346,647	338,558
Goodwill, net	265,040	265,460
Other intangible assets, net	53,106	57,073
Other assets, net	41,997	41,906

TOTAL ASSETS	$2,927,979	$2,528,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other liabilities	$43,248	$25,252
Settlement payables	466,233	165,349
Deposits	67,033	78,133
Accrued liabilities	61,628	53,617
Income taxes payable	40,847	16,527
Current maturities of long-term debt	44,110	58,940

TOTAL CURRENT LIABILITIES	723,099	397,818
Long-term debt	136,327	139,092
Deferred income taxes	65,594	62,343
Other liabilities	6,244	7,962

TOTAL LIABILITIES	931,264	607,215

Commitments and contingent liabilities	—	—
Minority interest in subsidiary	5,336	5,063

STOCKHOLDERS’ EQUITY
Common stock, $0.33 1/3 par value; authorized 1,500,000 shares, issued and outstanding 486,483 at March 31, 2003 and 486,461 at December 31, 2002	162,161	162,154
Additional paid-in capital	986,567	986,416
Retained earnings	834,322	756,605
Accumulated other comprehensive income	8,329	10,987

TOTAL STOCKHOLDERS’ EQUITY	1,991,379	1,916,162

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,927,979	$2,528,440

See Notes to Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2003	2002
	(in thousands, except per share data)
Revenue	$519,859	$421,681
Cost of operations	377,461	281,919
Selling, general and administrative expenses	31,826	24,782
Merger, acquisition, restructuring and write-off charges	2,387	47,500

OPERATING INCOME	108,185	67,480
Other income and expense:
Investment income	14,710	19,572
Interest expense	2,369	3,106
Other income (expense), net	(541)	526

INCOME BEFORE TAXES AND MINORITY INTEREST	119,985	84,472
Income taxes	41,995	29,988

INCOME BEFORE MINORITY INTEREST	77,990	54,484
Minority interest in net income of subsidiary	273	275

NET INCOME	$77,717	$54,209

PER SHARE DATA:
Basic earnings per share	$0.16	$0.11

Diluted earnings per share	$0.16	$0.10

AVERAGE SHARES OUTSTANDING:
Basic shares	486,466	508,699

Diluted shares	495,158	530,272

See Notes to Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2003	2002
	(in thousands)
OPERATING ACTIVITIES
Net income	$77,717	$54,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest in subsidiary	273	275
Provision for (recovery of) losses on accounts receivable and loans	352	(220)
Depreciation and amortization	25,877	18,534
Deferred income taxes	3,252	4,736
Net realized gain on sales of securities available for sale	(159)	(526)
Restructuring charges	—	30,465
Changes in operating assets and liabilities:
Settlement receivables and payables, net	284,304	(297,109)
Accounts receivable	(35)	(12,273)
Inventories	(2,874)	(445)
Prepaid expenses and other assets	6,718	(8,777)
Accounts payable and other liabilities	49,054	28,776
Other, net	1,641	1,166

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	446,120	(181,189)
INVESTING ACTIVITIES
Acquisition of securities available for sale	(189,417)	(232,020)
Proceeds from sales of securities available for sale	102,078	205,155
Proceeds from maturity of securities available for sale	86,637	47,499
Purchases of loans	—	(15,828)
Proceeds from sales of loans	844	—
Other net change in loans	1,612	18,952
Acquisition of property and equipment	(29,763)	(36,981)
Purchase of merchant contracts	(246)	(182)
Business acquisitions, net	—	(15,509)
Other investing activity	—	(6,499)

NET CASH USED IN INVESTING ACTIVITIES	(28,255)	(35,413)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(11,100)	14,251
Proceeds from borrowings	16,700	—
Payments on borrowings	(34,295)	(161)
Proceeds from exercise of stock options	133	15,938
Payments on leases payable	—	(59)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(28,562)	29,969

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	389,303	(186,633)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	471,825	682,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$861,128	$496,273

See Notes to Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A—Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Concord EFS, Inc. and Subsidiaries (Concord) annual report on Form 10-K filed March 27, 2003 for the year ended December 31, 2002.

Nature of Operations:  Concord, a leading electronic transaction processor, provides the technology and network systems that make payments and other financial transactions faster, more efficient, and more secure than paper-based alternatives. As a vertically integrated service provider, Concord acquires, routes, authorizes, captures, and settles virtually all types of electronic payment and deposit access transactions for financial institutions and merchants nationwide. Concord’s primary activities consist of Network Services, which provides automated teller machine (ATM) processing, debit card processing, deposit risk management, and coast-to-coast debit network access principally for financial institutions, and Payment Services, which provides point of sale (POS) processing, settlement, and related services, with specialized systems focusing on supermarkets, major retailers, gas stations, convenience stores, restaurants, and trucking companies.

Principles of Consolidation:  The consolidated financial statements include the accounts of Concord and its subsidiaries after elimination of all material intercompany balances and transactions.

Business Combinations:  Transactions accounted for under the purchase method of accounting reflect the net assets of the acquired company at fair value on the date of acquisition, and the excess of the purchase price over fair value of the assets is recorded as goodwill. The results of operations of the purchased company are included in the consolidated results since the date of acquisition. Stock issued in a purchase transaction is valued at the average closing price of Concord’s stock for a period of a few days surrounding the announcement date of the purchase in accordance with EITF 99-12.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A—Significant Accounting Policies, continued

Use of Estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:  Revenue from credit card and other transaction processing activities is recorded when the service is provided. Network Services revenue is recorded gross of network fees and net of interchange fees. Payment Services revenue is recorded gross of network and interchange fees. For both Network Services and Payment Services network fees represent amounts charged to Concord by the card associations and debit networks and billed to its clients. In accordance with EITF 01-14, as discussed below, Concord recognizes these amounts as both a component of revenue and expense in its financial statements. Network Services interchange fees represent amounts paid to Concord from the card associations as the card issuer processor and subsequently paid by Concord to the card issuer. In accordance with EITF 02-16, as discussed below, Network Services revenue excludes this interchange fee. In contrast, Payment Services interchange fees are collected from Concord’s merchant clients, not the card association or network vendor, and as a result is reported as both a component of revenue and expense. Payment Services interchange fees amounted to $231.3 million and $159.9 million for the three months ended March 31, 2003 and 2002, respectively.

In January 2003 the FASB’s Emerging Issues Task Force reached a consensus on Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements entered into or modified subsequent to December 31, 2002 and would require all amounts received from vendors to be accounted for as a reduction of the cost of the products or services purchased unless certain criteria are met. Concord elected to early adopt the provisions of EITF 02-16 in the fourth quarter of 2002.

The application of EITF 02-16 resulted in a change in presentation of interchange fees received by Concord from card associations relating to signature debit card transactions processed by its Network Services segment. The interchange fee received reimburses Concord for similar amounts paid to signature debit card issuing financial institutions processed by its Network Services segment. These amounts received are now presented as a reduction of segment cost of operations, which offset the amounts paid. Prior to the adoption of EITF 02-16, interchange received on signature debit card transactions was included in segment revenue. The adoption of EITF 02-16 had no effect on reported operating income, net income or cash flows for any quarterly periods presented.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A—Significant Accounting Policies, continued

In January 2002 the EITF reached a consensus on Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14). EITF 01-14 concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. Concord adopted EITF 01-14 effective January 1, 2002. The adoption of EITF 01-14 had no material effect on Concord, as substantially all reimbursements governed by EITF 01-14 were previously reported in revenue. These expenses (primarily certain telecommunications expenses and network fees) are billed to the customer separately or as part of a bundled rate including other Concord services.

Revenue from service contracts and product sales is recognized when the service is provided or the equipment is shipped. Service contracts and related sales include all revenue under system service contracts, including revenue from sales of terminal hardware when the contract includes such sales.

Revenue from most Payment Services customers is collected daily from settlement funds due to Concord’s merchants or through an automated debit to the customer’s account in the next month. Transaction revenue from Network Services customers is recorded as a receivable at month end and collected through a debit to the customer’s account during the next month. In addition, Concord records an account receivable when revenue is recognized from sales of POS equipment to Payment Services customers.

Accounts and Settlement Receivables:  Concord may incur losses from cardholder disputes in the case of merchant insolvency or bankruptcy for the full amount of the cardholder transaction. Based on historical losses, Concord believes its allowance for doubtful accounts is adequate. The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. Losses are charged against the allowance when management confirms that a receivable balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

Cash Equivalents:  Concord considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of federal funds sold through Concord’s financial institution subsidiary and money market funds that invest in commercial paper, repurchase agreements, and instruments of domestic and foreign banks and other financial institutions.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A—Significant Accounting Policies, continued

Securities Available for Sale:  Management determines the appropriate classification of debt securities at the time of purchase and evaluates such designation as of each balance sheet date. Securities available for sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in stockholders’ equity.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization, interest, and dividends are included in investment income. The cost of securities sold is based on the specific identification method.

Inventories:  Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist primarily of POS terminals. Concord periodically reviews its inventories for obsolescence and slow-moving items.

Property and Equipment:  Property and equipment are stated at cost. Costs associated with internally developed software are capitalized once technological feasibility of the software has been established. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Goodwill and Other Intangible Assets:  Goodwill and other intangible assets are stated at cost. Concord adopted Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. Prior to the adoption of SFAS 142, amortization was computed using the straight-line method over an estimated useful life of 10 to 25 years for goodwill. The amortization of intangibles other than purchased merchant contracts, such as customer lists and trade names, is computed using the straight-line method over an estimated useful life of 5 to 15 years.

Individual purchased merchant contracts are written off if the merchant has terminated its processing relationship. The remaining contracts are amortized using the straight-line method over nine years.

Other Assets:  Other assets, net of accumulated amortization, include $32.4 million as of March 31, 2003 and $29.9 million as of December 31, 2002 for capitalized payments made to customers, which are amortized over the life of the customer contract and are recoverable on a pro-rata basis upon early termination. These payments generally defray customer costs to convert to Concord’s systems.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A—Significant Accounting Policies, continued

Impairment of Long-Lived Assets:  In accordance with Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002, and its predecessor SFAS 121 prior thereto, long-lived assets are reviewed for impairment on an annual basis and whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value, normally measured by discounting estimated future cash flows, is required.

Income Taxes:  Concord accounts for income taxes using the liability method.

Stock-Based Compensation:  Concord grants options to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant. These stock option grants are accounted for in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees;” accordingly, Concord recognizes no compensation expense for the stock option grants.

The following table presents information regarding Concord’s use of the intrinsic value method under APB 25 of accounting for stock-based compensation and states pro forma net income and earnings per share, as required by SFAS 123, “Accounting for Stock-Based Compensation,” as if Concord had accounted for its stock options under the fair value method of that statement for the three months ended March 31 (in thousands, except per share data):

	2003	2002
Net income as reported	$77,717	$54,209
Basic earnings per share as reported	$0.16	$0.11
Diluted earnings per share as reported	$0.16	$0.10
Stock-based compensation cost, net of tax, included in the determination of net income as reported	—	—
Stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all stock option grants	$10,289	$8,488
Pro forma net income	$67,428	$45,721
Pro forma basic earnings per share	$0.14	$0.09
Pro forma diluted earnings per share	$0.14	$0.09

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A—Significant Accounting Policies, continued

Recent Pronouncements:  In July 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The FASB concluded in SFAS 146 that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement may affect the timing of the recognition of exit costs, if any, in future periods.

In October 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 147, “Acquisitions of Certain Financial Institutions.” SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution and is effective for any such activities initiated after October 1, 2002. The adoption of this statement is not anticipated to have a material effect on Concord’s financial statements.

In November 2002 the Financial Accounting Standards Board issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material effect on Concord’s financial statements.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A—Significant Accounting Policies, continued

In December 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Concord intends to continue to account for stock options under the provisions of APB 25.

In January 2003 the Financial Accounting Standards Board issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the variable interest entity was established. Concord is currently evaluating the consolidation provisions of FIN 46.

Reclassification:  Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note B—Business Combinations and Merger, Acquisition, Restructuring and Write-Off Charges

On April 1, 2003 First Data Corporation (First Data) and Concord entered into a definitive agreement to merge in an all-stock transaction. Upon completion of the transaction, the combined company is expected to have approximately $10 billion in annual revenues with more than 31,000 employees worldwide.

First Data will exchange 0.40 First Data common shares for every Concord common share. Upon completion of the transaction, based on the current shares outstanding, Concord stockholders are expected to own approximately 21% of the outstanding shares of First Data. The transaction is subject to approval by stockholders of Concord and First Data, various regulatory approvals and other customary closing conditions.

Professional fees of $2.8 million related to the First Data merger were recorded during the first quarter of 2003 and are included in merger, acquisition, restructuring and write-off charges.

On May 17, 2002 Concord acquired Core Data Resources, Inc. (n/k/a Concord Processing, LP), an electronic transaction processor. Core Data’s ATM processing services are designed specifically for retailers and independent sales organizations and complement Concord’s existing ATM driving and monitoring services. The acquisition, for which Concord issued approximately 2.0 million shares of its common stock valued at $64.9 million, was accounted for as a purchase transaction and is immaterial to Concord’s results of operations. The allocation of the purchase price was based on a valuation study completed in the fourth quarter of 2002.

On March 1, 2002 Concord acquired The Logix Companies, LLC, an electronic transaction processor. Logix technology supplies new features to Concord’s check conversion and risk management services, and the Logix ATM driving business primarily serves independent sales organizations. The acquisition, for which Concord issued approximately 0.9 million shares of its common stock valued at $28.8 million and paid approximately $6.3 million in cash, was accounted for as a purchase transaction and is immaterial to Concord’s results of operations. The allocation of the purchase price was based on a valuation study completed in the fourth quarter of 2002.

On January 1, 2002 Concord acquired H & F Services, Inc., an independent sales organization, for $8.9 million in cash. Prior to the acquisition, Concord had purchased merchant contracts from H & F Services. The acquisition was intended to establish control over this sales channel with product, pricing, compensation, and productivity initiatives. The acquisition was accounted for as a purchase transaction and is immaterial to Concord’s financial statements. The H & F Services stock purchase agreement contains deferred purchase price payments through 2007 subject to the terms and conditions contained therein. As of March 31, 2003, the deferred payments amounted to $3.1 million.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note B—Business Combinations and Merger, Acquisition, Restructuring and Write-Off Charges, continued

During the second quarter of 2002, management approved a plan in conjunction with the Core Data acquisition and continued consolidation initiatives to improve overall operating efficiencies. Merger, acquisition, restructuring and write-off charges relating to the second quarter 2002 plan were $28.3 million. The charge consisted of $16.8 million for contract terminations, $3.4 million for exiting a non-strategic business, $1.0 million for closing and consolidating certain facilities, and $0.7 million for compensation and severance. In addition, the charge included stock compensation charges of $4.8 million related to the modification of stock options of terminated employees and asset impairment charges of $1.6 million recorded as an adjustment to the write-off of non-performing purchased merchant contracts. In connection with the plan, Concord expects to eliminate 24 positions, 11 of which were eliminated as of March 31, 2003. Compensation and severance costs paid and charged against the restructuring charge accrual were $0.2 million through March 31, 2003. As of March 31, 2003, $1.8 million of the charges were accrued but unpaid. Concord expects to complete the plan by June 30, 2003.

The following table presents a summary of current year activity through March 31, 2003 related to the second quarter 2002 restructuring charge accrual (in thousands):

Balance, December 31, 2002	$3,876
Cash outlays	(2,076)

Balance, March 31, 2003	$1,800

The following table presents a summary of the remaining components related to the second quarter 2002 restructuring charge accrual (in thousands):

Non-strategic business closures	$250
Facility closings and consolidations	666
Contract terminations	340
Compensation and severance	544

Balance, March 31, 2003	$1,800

During the first quarter of 2002, management approved a corporate consolidation plan initiated to continue improvements in overall operating efficiency and integrate recent acquisitions. Merger, acquisition, restructuring and write-off charges relating to the first quarter 2002 plan were $46.2 million. The charge consisted of $7.2 million for closing and consolidating certain facilities, $5.5 million for compensation and severance, and $3.1 million for exiting non-strategic businesses. In addition, asset impairment charges of $22.5 million were incurred for the write-off of non-

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note B—Business Combinations and Merger, Acquisition, Restructuring and Write-Off Charges, continued

performing purchased merchant contracts identified in the first quarter of 2002 and $7.9 million was incurred for the write-off of capitalized software and computer and communications equipment no longer in use. In connection with the plan, Concord eliminated approximately 165 positions as of March 31, 2003. Compensation and severance costs paid and charged against the restructuring charge accrual were $5.0 million through March 31, 2003. As of March 31, 2003, $5.0 million of the charges were accrued but unpaid. Concord substantially completed the consolidation plan by March 31, 2003.

The following table presents a summary of current year activity through March 31, 2003 related to the first quarter 2002 restructuring charge accrual (in thousands):

Balance, December 31, 2002	$6,852
Changes in estimate	(441)
Cash outlays	(1,459)

Balance, March 31, 2003	$4,952

The following table presents a summary of the remaining components related to the first quarter 2002 restructuring charge accrual (in thousands):

Facility closings and consolidations (lease obligations)	$4,231
Compensation and severance	502
Non-strategic business closures	219

Balance, March 31, 2003	$4,952

Note C—Goodwill and Other Intangible Assets

The following table presents changes to unamortized goodwill by Concord’s reporting units (in thousands):

	Network Services	Payment Services	Total
Balance, December 31, 2002	$193,943	$71,517	$265,460
Purchase price adjustment	—	(420)	(420)

Balance, March 31, 2003	$193,943	$71,097	$265,040

The purchase price adjustment represents the reversal of estimated accrued liabilities in connection with the acquisition of H & F Services.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D—Comprehensive Income

Total comprehensive income was $75.1 million and $49.4 million for the three months ended March 31, 2003 and 2002, respectively. Comprehensive income includes net income and the change in the unrealized gain or loss on securities available for sale arising during the period.

Note E—Commitments and Contingencies

Concord has entered into operating lease agreements for facilities in Wilmington, Delaware, Marietta, Georgia, and Memphis, Tennessee that qualify for operating lease accounting treatment under Statement of Financial Accounting Standards 13, “Accounting For Leases,” and, as such, the related assets and obligations are not recorded on Concord’s balance sheet. None of the minimum lease payments under these leases is material to Concord. The following table summarizes certain aspects of these leases:

Property Location	Lease Expiration	Renewal Option at Expiration	Value Guaranteed at Expiration	Total Cost Financed
Wilmington, DE	May 2005	Two five-year terms	$12.3 million	$15.0 million
Marietta, GA	Nov. 2005	Two five-year terms	$17.0 million	$20.0 million
Memphis, TN	July 2009	One five-year term	$45.9 million	$55.0 million

For each of the leases, the renewal (including economic terms of the lease during the renewal term) is subject to the consent of the lessor and lenders. In addition to the renewal option, Concord also has the option of purchasing the related property for the lease balance or remarketing the property for the lessor at the end of the initial and any renewal term of each lease. In each case, Concord has guaranteed the value realizable from the sale of the property at the end of the lease term as indicated in the table above. Should Concord elect to market the property for the lessor at the end of the lease term, Concord would be responsible for the difference in the sale proceeds and the value guaranteed above. Based on current market conditions, Concord does not expect to be required to make payments under these residual value guarantees.

The Memphis agreement is for the financing, construction, and leasing of a new corporate headquarters. Construction is expected to be completed in the fourth quarter of 2003, at which time the rent payments will begin and will be expensed in Concord’s statements of income.

Concord has a number of significant customer contracts in its Network Services segment that by their terms terminate on December 31, 2004. Concord is actively pursuing the renewal of these customer contracts; however, there is no assurance that they will be renewed. If some or all of these contracts are renewed, there may be material expenditures associated with the renewals.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E—Commitments and Contingencies, continued

Concord and certain of its current and former directors and officers have been named as defendants in a purported securities fraud class action lawsuit and two stockholder derivative actions which were filed in September 2002 in the United States District Court for the Western District of Tennessee and in the Circuit Court for the Thirtieth Judicial District at Memphis. The lawsuits raise allegations relating to Concord’s financial performance between March 2001 and September 2002, changes in the price of Concord’s common stock during that time, alleged failures to disclose material facts, and alleged insider trading and breaches of fiduciary duties by certain officers and certain directors. On April 21, 2003 the plaintiffs in the Tennessee state court derivative action filed a consolidated complaint which adds allegations that the defendants arranged the proposed merger with First Data at a below market price in return for indemnification against alleged prior wrong doing and for other benefits to them personally. The lawsuits seek unspecified compensatory and punitive damages, attorneys’ fees, and other relief. In addition, the Tennessee state court derivative action seeks an injunction against the proposed merger. Although these matters are in the preliminary stages, Concord believes that the claims against it and its directors and officers are without merit and intends to vigorously defend against all claims. Any losses incurred by Concord in connection with this litigation may be covered in part by Concord’s directors’ and officers’ liability insurance.

On or about April 2, 2003 a purported class action complaint was filed in the Chancery Court for Shelby County, Tennessee. The defendants are Concord, certain of its current and former officers and directors, and First Data. The complaint contains allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and alleges that this alleged misconduct reduced the consideration offered to Concord’s shareholders in the proposed merger between Concord and First Data. The complaint seeks class certification, attorneys’ fees, expert fees, costs and other relief the court deems just and proper. The complaint seeks an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. Although this matter is in the very preliminary stages, Concord believes that the claims are without merit and intends to vigorously contest these claims.

On or about April 3 and 4, 2003 two purported class action complaints were filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis. The defendants in these actions are certain of Concord’s current and former officers and directors. The complaints generally allege breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities and other derivative litigation discussed above. The complaints seek class certification, injunctive relief directing the defendants’ conduct in

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E—Commitments and Contingencies, continued

connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the court deems just and proper. These complaints have recently been consolidated into one action and transferred to the division of the Shelby County Circuit Court in which the Tennessee consolidated state-court derivative action is pending. Although these matters are in the very preliminary stages, Concord believes that the claims against its officers and directors are without merit and intends to vigorously contest these claims.

In June 2002 EFS National Bank, Concord, and John Doe Corporations were named as defendants in a purported class action lawsuit filed in the United States District Court for the Western District of Tennessee. The plaintiffs allege that Concord changed fees and charges without providing the requisite notice, charged merchants for transactions that never occurred, and failed to route payments in accordance with the plaintiffs’ instructions. The plaintiffs allege fraud, breach of contract, conversion, and causes of action under the Tennessee Consumer Protection Act and the Racketeer Influenced and Corrupt Organizations Act (RICO). The class plaintiffs seek to certify consists of all merchant customers of EFS National Bank, Concord, or John Doe Corporations, who were subject to charges that were not fully disclosed on their statements, charges for transactions which the merchant never undertook, and/or charges in excess of the amount agreed upon in their contracts. The lawsuit seeks unspecified compensatory and punitive damages, attorneys’ fees, and other relief. Concord has moved to dismiss all claims, but the court has not yet ruled on the motion. Although this matter is in the preliminary stages, Concord believes that the claims against it are without merit and intends to vigorously defend against all claims.

In September 2002 Concord was named as a defendant in a purported class action lawsuit filed in New Jersey state court. The plaintiff alleges that Concord wrongfully allowed and facilitated surcharges on electronic benefits transfer (EBT) withdrawals at ATMs within its network. The plaintiff’s four original claims were for violation of N.J.S.A. 44:10-75(c) (which concerns New Jersey’s EBT program), violation of New Jersey’s Consumer Fraud Act, negligence, and breach of contract (as an alleged third-party beneficiary). The plaintiff seeks certification of a class consisting of all New Jersey public assistance recipients participating in the New Jersey EBT program who, since March 24, 1997, withdrew their cash benefits from ATMs serviced and processed by Concord and incurred a surcharge per EBT withdrawal. The lawsuit seeks unspecified compensatory and punitive damages, attorneys’ fees, and injunctive and other relief. Concord moved to dismiss all four claims. At a hearing on March 7, 2003, the court found that the claim for violation of N.J.S.A. 44:10-75(c) should be dismissed with prejudice and that the claims for violation of New Jersey’s Consumer Fraud Act and for breach of contract should be dismissed without prejudice, but the court denied Concord’s motion to dismiss as to the negligence claim. On April 6, 2003 an Amended Complaint was filed alleging violation of New Jersey’s Consumer Fraud Act and negligence and seeking unspecified compensatory and punitive damages, attorneys’ fees, and injunctive and other relief. Although this matter is in the

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E—Commitments and Contingencies, continued

preliminary stages, Concord believes that the claims against it are without merit and intends to vigorously defend against all claims.

In October 1996 Commonwealth Savings Bank (Commonwealth) filed a lawsuit against CoreStates Financial Corp. (CoreStates) in the Court of Common Pleas of Chester County, Pennsylvania. On August 6, 1997 Commonwealth added MONEY ACCESS SERVICE INC. (MASI), a Concord subsidiary, as a defendant therein, alleging that MASI is liable to Commonwealth for an amount in excess of $3.6 million based on claims arising out of alleged errors in the conversion of certain Meridian Bank branches to the MAC network and MASI processing at the time the branches were acquired by Commonwealth from CoreStates and CoreStates’ affiliates. Discovery is complete. The court has struck various reports and portions of reports submitted by Commonwealth’s damages experts. At a deposition in March 2000, Commonwealth’s expert testified to a damages calculation of $4.2 million. On November 15, 2002 CoreStates and MASI filed motions for partial summary judgment on all but a small part of Commonwealth’s remaining claim, which were denied on April 15, 2003. No trial date has been set. Concord believes that the claims against it are without merit and intends to continue to vigorously defend against all claims.

Concord is also a party to various routine lawsuits arising out of the conduct of its business, none of which is expected to have a material adverse effect upon Concord’s financial condition or results of operations.

Note F—Stockholders’ Equity

On August 5, 2002 Concord announced that its Board of Directors approved the repurchase of up to $250.0 million of its common stock. Under the repurchase plan, Concord may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions. On November 7, 2002 Concord announced that its Board of Directors approved the repurchase of an additional $150.0 million of its common stock and on November 21, 2002 an additional $100.0 million was approved. The Board’s approvals bring the total potential repurchase to $500.0 million. As of March 31, 2003, a total of 26.9 million shares at an aggregate cost of $393.5 million had been purchased and retired pursuant to the repurchase plan. All repurchases have been made in the open market without the use of any derivative instruments. Concord immediately retires its common stock when purchased. Upon retirement, Concord reduces retained earnings for the excess of purchase price over par value.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note G—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31 (in thousands, except per share data):

	2003	2002
Numerator:
Net income	$77,717	$54,209

Denominator:
Denominator for basic earnings per share, weighted-average shares	486,466	508,699
Effect of dilutive stock options	8,692	21,573

Denominator for diluted earnings per share, weighted-average shares and assumed conversions	495,158	530,272

Basic earnings per share	$0.16	$0.11

Diluted earnings per share	$0.16	$0.10

The number of anti-dilutive stock options not included above were 18,815,844 shares and 6,538,000 shares for the three months ended March 31, 2003 and 2002, respectively.

Note H—Operations by Business Segment

Concord has two reportable segments: Network Services and Payment Services.

Network Services revenue consists of access and switching fees for network access, processing fees for driving and monitoring ATMs, and processing fees for managing debit card records, plus network fees charged to Concord by other networks and billed to its customers.

Revenue from Payment Services includes discount fees charged to merchants, which are a percentage of the dollar amount of each credit card or signature debit card transaction Concord processes, as well as a flat fee per transaction. These discount and flat fees constitute a bundled rate for the transaction authorization, processing, settlement, and funds transfer services Concord provides, plus the interchange fees charged to Concord by the card associations. Payment Services revenue also includes fees for debit card and EBT card transactions, check verification and authorization services, and sales of POS terminals from inventory. Debit card and EBT card transactions are similar to credit card transactions in that the bundled fee Concord charges to a merchant includes the transaction authorization, processing, settlement, and funds transfer services Concord provides, plus the interchange and network fees charged to Concord by the debit networks.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note H—Operations by Business Segment, continued

Concord evaluates performance and allocates resources based on profit or loss from operations. Items classified as “Other” include amounts not identifiable with the two reported segments described above. The accounting policies of the reportable segments are the same as those described in “Note A—Significant Accounting Policies.”

Concord’s reportable segments are business units that are managed separately because they offer distinct products for different end users. No single customer of Concord accounts for a material portion of Concord’s revenue.

As previously disclosed, Concord had expected to organize a new segment during the 2003 fiscal year. The new Risk Management Services segment would provide software, information, and analysis to financial institutions, retailers, government service providers, and other businesses to assist in fraud prevention and reduction. In part as a result of Concord’s recently announced agreement and plan of merger with First Data, it has not yet determined if, or when, Concord will organize a Risk Management Services segment.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note H—Operations by Business Segment, continued

Business segment information for the three months ended March 31, 2003 and 2002 is presented as follows (in thousands):

	Network Services	Payment Services	Other	Total
2003
Revenue	$155,046	$364,813	$—	$519,859
Cost of operations	65,566	311,895	—	377,461
Selling, general and administrative expenses	—	—	31,826	31,826
Merger, acquisition, restructuring and write-off charges	1,444	943	—	2,387
Investment income	—	—	14,710	14,710
Interest expense	—	—	2,369	2,369
Other income (expense), net	—	—	(541)	(541)
Income taxes	—	—	41,995	41,995
Minority interest in subsidiary	—	—	273	273

Net income (loss)	$88,036	$51,975	$(62,294)	$77,717

	Network Services	Payment Services	Other	Total
2002
Revenue	$145,195	$276,486	$—	$421,681
Cost of operations	54,477	227,442	—	281,919
Selling, general and administrative expenses	—	—	24,782	24,782
Merger, acquisition, restructuring and write-off charges	11,778	35,722	—	47,500
Investment income	—	—	19,572	19,572
Interest expense	—	—	3,106	3,106
Other income (expense), net	—	—	526	526
Income taxes	—	—	29,988	29,988
Minority interest in subsidiary	—	—	275	275

Net income (loss)	$78,940	$13,322	$(38,053)	$54,209

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the notes to those financial statements, which are included in this report. This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates, and assumptions, based on information available at the time of the statement or, with respect to any document incorporated by reference, available at the time that such document was prepared. Forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives, and expectations. The words “anticipate,” “ believe,” “estimate,” “expect,” “plan,” “intent,” “likely,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those set forth below, which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements.

Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: (i) the failure to successfully execute our corporate consolidation plans, (ii) the loss of key personnel or inability to attract additional qualified personnel, (iii) the loss of key customers or renewal of customer contracts on less favorable terms, (iv) increasing competition and its effect on our margins, (v) changes in card association rules and practices, (vi) the inability to remain current with rapid technological change, (vii) risks related to acquisitions, (viii) the imposition of additional state taxes, (ix) continued consolidation in the banking and retail industries, (x) business cycles and the credit risk of our merchant customers, (xi) the outcome of litigation involving VISA and MasterCard, (xii) utility and system interruptions or processing errors, (xiii) information theft, (xiv) susceptibility to merchant fraud and credit and fraud risk of entities we sponsor into networks, (xv) changes in card association fees or products, (xvi) automated teller machine market saturation or restrictions on surcharging, (xvii) rules and regulations governing financial institutions and other networks and changes in such rules and regulations, (xviii) the timing and extent of changes in interest rates, (xix) volatility of the price of our common stock, (xx) litigation risks, and (xxi) the timing and completion of the planned merger with First Data Corporation and the consequences of such merger are subject to uncertainty.

Important factors upon which the forward-looking statements presented in this report are premised with respect to the planned merger with First Data include, but are not limited to: (a) receipt of regulatory and shareholder approvals without unexpected delays or conditions, (b) timely implementation and execution of merger integration plans, (c) the ability to implement

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

comprehensive plans for asset rationalization, (d) the successful integration of the IT systems and elimination of duplicative overhead and IT costs without unexpected costs or delays, (e) retention of customers and critical employees, (f) successfully offering First Data/Concord’s comprehensive product offering to the combined customer base, (g) continued growth at rates approximating recent levels for card-based payment transactions and other electronic processing services, (h) no unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting First Data/Concord’s combined businesses which require significant product redevelopment efforts, reduce the market for or value of its products or render products obsolete, (i) no unanticipated developments relating to previously disclosed lawsuits or similar matters, (j) successful management of any impact from slowing economic conditions or consumer spending, (k) no catastrophic events that could impact First Data/Concord’s or its major customers’ operating facilities, communication systems and technology or that have a material negative impact on current economic conditions or levels of consumer spending, (l) no material breach of security of any of First Data/Concord’s combined systems, and (m) successfully managing the potential both for patent protection and patent liability in the context of the rapidly developing legal framework for expansive software patent protection. In addition, the ability of a combined First Data/Concord to achieve expected revenues, accretion and synergy savings also will be affected by the effects of competition (in particular the response to the proposed transaction in the marketplace), and the effects of general economic and other factors beyond the control of First Data and Concord.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time. See the cautionary statements included as Exhibit 99.4 to this quarterly report on Form 10-Q for a more detailed discussion of certain of the factors that could cause our actual results to differ materially from those included in the forward-looking statements.

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

On April 1, 2003 First Data Corporation (First Data) and Concord entered into a definitive agreement to merge in an all-stock transaction. Upon completion of the transaction, the combined company is expected to have approximately $10 billion in annual revenues with more than 31,000 employees worldwide.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Data will exchange 0.40 First Data common shares for every Concord common share. Upon completion of the transaction, based on the current shares outstanding, Concord stockholders are expected to own approximately 21% of the outstanding shares of First Data. The transaction is subject to approval by stockholders of Concord and First Data, various regulatory approvals and other customary closing conditions.

We organize our business into segments based upon the different products and services that we offer to the different industries we serve. Our reportable business segments include Network Services, which provides automated teller machine (ATM) processing, debit card processing, deposit risk management, and coast-to-coast debit network access principally for financial institutions, and Payment Services, which provides point of sale (POS) processing, settlement, and related services, with specialized systems focusing on supermarkets, major retailers, gas stations, convenience stores, restaurants, and trucking companies.

Network Services

Network Services provides the systems and processing that allow financial institutions to offer their customers access to their deposit accounts at ATMs and POS locations. Our network access services include transaction switching and settlement, plus related support services to our customers. We operate the network switch for the combined STARsm, MAC®, and Cash Station® debit networks that connects over 1.2 million ATMs and POS locations that accept debit cards issued by our member financial institutions. In addition, we provide ATM processing and monitoring, transaction routing and authorization via credit card associations and debit networks, deposit risk management, and card management, authorization, and fraud protection for PIN-secured debit and signature debit cards.

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

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As previously disclosed, we had expected to organize a new segment during the 2003 fiscal year. Our new Risk Management Services segment would provide software, information, and analysis to financial institutions, retailers, government service providers, and other businesses to assist in fraud prevention and reduction. In part as a result of our recently announced agreement and plan of merger with First Data, we have not yet determined if, or when, we will organize a Risk Management Services segment.

Consolidation Plans

In the second quarter of 2002 we initiated a consolidation plan and continued our consolidation initiatives to improve overall operating efficiencies. This plan includes contract terminations, exiting a non-strategic business, closing and consolidating certain facilities, and eliminating 24 positions. We incurred charges of $28.3 million related to this plan. We expect to complete this plan by June 30, 2003.

In the first quarter of 2002 we initiated a consolidation plan to continue improvements in overall operating efficiency and integrate recent acquisitions. This plan includes closing and consolidating certain facilities, exiting several non-strategic businesses, and eliminating approximately 165 positions. We incurred charges of $46.2 million related to this consolidation plan. The consolidation activities that were initiated in the first quarter of 2002 were substantially completed by March 31, 2003.

Components of Revenue and Expenses

Network Services and Payment Services are our two reportable business segments. These business units are managed separately because they offer distinct products for different end users. All of our revenue is generated and all of our assets are located in the United States, and no single customer of ours accounts for a material portion of our revenue. The majority of our revenue is tied to contracts with initial terms of between three and five years.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A principal component of our revenue is derived from Network Services (29.8% and 34.4% in the three months ended March 31, 2003 and 2002, respectively). Network Services revenue consists of access and switching fees for network access, processing fees for driving and monitoring ATMs, and processing fees for managing debit card records, plus network fees charged to us by other networks and billed to our customers. We recognize this revenue at the time of the transaction.

The majority of our revenue (70.2% and 65.6% in the three months ended March 31, 2003 and 2002, respectively) is derived from transaction fees and other income related to Payment Services. Revenue from Payment Services includes discount fees charged to merchants, which are a percentage of the dollar amount of each credit card or signature debit card transaction we process, as well as a flat fee per transaction. These discount and flat fees constitute a bundled rate for the transaction authorization, processing, settlement, and funds transfer services we provide, plus the interchange fees charged to us by the card associations. The fee structure for smaller merchants includes the flat fee per transaction and a discount rate generally greater than the card association interchange rate. The fee structure for larger merchants includes the flat fee per transaction and a discount rate generally equal to the card association interchange rate. One result of having revenue partially based on a percentage of the transaction dollar amount is that lower ticket size causes a reduction in revenue. However, net income is not always correspondingly affected because transactions with large merchants, where the discount rate is generally equal to the card association interchange rate, have a direct dollar for dollar decrease in revenue and cost of operations.

Payment Services revenue also includes fees for debit card and EBT card transactions, check verification and authorization services, and sales of POS terminals from inventory. Debit card and EBT transactions are similar to credit card transactions in that the bundled fee we charge to a merchant includes the transaction authorization, processing, settlement, and funds transfer services we provide, plus the interchange and network fees charged to us by the debit networks. We recognize this revenue at the time of the transaction.

The following table lists revenue by segment for the three months ended March 31 (in millions):

	2003	2002
Network Services	$155.1	$145.2
Payment Services	364.8	276.5

Total	$519.9	$421.7

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides the impact of interchange fees on our reported revenue for the three months ended March 31 (in millions):

	Network Services	Payment Services	Total
2003
Revenue per the income statement	$155.1	$364.8	$519.9
Interchange fees included in revenue	—	231.3	231.3

Revenue, net of interchange fees	$155.1	$133.5	$288.6
2002
Revenue per the income statement	$145.2	$276.5	$421.7
Interchange fees included in revenue	—	159.9	159.9

Revenue, net of interchange fees	$145.2	$116.6	$261.8

Cost of operations includes all costs directly attributable to our providing services to our customers. In Payment Services the most significant component of cost of operations is interchange fees, which amounted to $231.3 million and $159.9 million in the three months ended March 31, 2003 and 2002, respectively. In most instances, the interchange fee is a percentage of the transaction amount and is charged to us by the credit card associations and debit networks. Cost of operations in both Network Services and Payment Services also includes telecommunications costs, personnel costs, occupancy costs, depreciation, and the cost of equipment leased and sold.

The following table lists cost of operations by segment for the three months ended March 31 (in millions):

	2003	2002
Network Services	$65.6	$54.5
Payment Services	311.9	227.4

Total	$377.5	$281.9

Our selling, general and administrative expenses include certain salaries, sales commissions, and other general administrative expenses, including legal fees, accounting fees, advertising, and marketing expenses. These costs are not allocated to the reportable segments.

Information regarding our business segments is included under the caption “Note H—Operations by Business Segment” in the notes to our consolidated financial statements and is incorporated herein by reference.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table shows the percentage of revenue represented by certain items on our consolidated statements of income for the three months ended March 31:

	2003	2002
Revenue	100.0%	100.0%
Cost of operations	72.6	66.9
Selling, general and administrative expenses	6.1	5.9
Merger, acquisition, restructuring and write-off charges	0.5	11.2

Operating income	20.8	16.0
Net investment income	2.4	3.9
Other income (expense), net	(0.1)	0.1

Income before taxes	23.1	20.0
Income taxes	8.1	7.1

Net income	15.0%	12.9%

First Quarter 2003 Compared to 2002

Revenue increased 23.3% to $519.9 million in the first quarter of 2003 from $421.7 million in the same period of 2002. In the first quarter of 2003 Network Services accounted for 29.8% of revenue, and Payment Services accounted for 70.2%. Network Services revenue increased 6.8% over the same period in 2002. Discounting the impact of our 2002 acquisitions, this increase was primarily attributable to a 12.7% increase in transaction volumes that was partially offset by favorable buyout and other fees in the first quarter of 2002 and continued price compression. The increased transaction volumes from new and existing network and processing customers resulted primarily from a 22.2% increase in STAR network POS transactions. Revenue from Payment Services increased 31.9% over the same period in 2002, due primarily to interchange price increases and a 31.2% increase in transaction volumes. Interchange fees in the first quarter of 2003 increased 44.7% or $71.4 million. Payment Services revenue, net of interchange fees, increased 14.5% or $16.9 million during this period due primarily to transaction growth from the addition of large lower margin merchants and the expansion of relationships with existing lower margin merchants. Payment Service revenue, net of interchange fees, is an alternative GAAP revenue recognition method that Concord believes is useful to investors because it enables comparison with certain industry peers. The transaction volume increase is the weighted average of a 29.7% increase in PIN-debit card transactions, a 28.4% increase in EBT card transactions, a 29.1% increase in credit card and signature debit transactions, and a 100% increase in other card transactions at new and existing merchants.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of operations increased in the first quarter of 2003 to 72.6% of revenue compared to 66.9% in the same period in 2002. This percentage increase was primarily due to increased transaction volumes in both Network Services and Payment Services and increased interchange fees in Payment Services. The increased interchange fees as a percentage of revenue resulted from the addition of large lower margin merchants, the expansion of relationships with existing large lower margin merchants, and price increases instituted by the debit and credit networks.

Selling, general and administrative expenses increased as a percentage of revenue to 6.1% in the first quarter of 2003 from 5.9% in the same period in 2002. Overall, selling, general and administrative expenses increased to $31.8 million in the first quarter of 2003 from $24.8 million in the same period in 2002. This increase was primarily attributable to increased sales and agent commissions, and advertising and marketing expenses.

Merger, acquisition, restructuring and write-off charges decreased to $2.4 million in the first quarter of 2003 from $47.5 million in the same period in 2002. The charges incurred in the first quarter of 2003 included $2.8 million representing professional fees related to the First Data merger offset by a $0.4 million change in estimate related to our first quarter 2002 consolidation plan. The charges incurred in the same period in 2002 included $22.5 million for the write-off of non-performing purchased merchant contracts, $7.9 million for the write-off of capitalized software and equipment no longer in use, and $17.1 million for other activities.

Operating income as a percentage of revenue increased to 20.8% in the first quarter of 2003 from 16.0% in the same period in 2002. This increase was due to a decrease of $45.1 million in merger, acquisition, restructuring, and write-off charges, and was partially offset by the addition of lower margin revenue from large merchants and the increase in selling, general and administrative expenses.

Other income (expense) decreased as a percentage of revenue to (0.1)% in the first quarter of 2003 from 0.1% in the same period in 2002. This decrease was the result of a charge for other than temporary impairment on securities available for sale in the first quarter of 2003.

Net investment income decreased as a percentage of revenue to 2.4% in the first quarter of 2003 from 3.9% in the same period in 2002. Overall, net investment income decreased 25.1% to $12.3 million in the first quarter of 2003 compared to $16.5 million in the same period in 2002. This decrease resulted primarily from lower rates of return and less cash available for investment due to the repurchase during 2002 of $393.5 million of our common stock.

Our overall tax rate decreased to 35.0% in the first quarter of 2003 compared to 35.5% in the same period in 2002.

Net income as a percentage of revenue increased to 15.0% in the first quarter of 2003 from 12.9% in the same period in 2002. The components of this increase are explained above.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

In the first quarter of 2003 we generated cash of $446.1 million from operating activities. Included in this amount is $284.3 million from the change in settlement receivables and payables. Fluctuations in settlement receivable and payable balances are affected primarily by the timing of settlements. If the end of a reporting period occurs on a Saturday or Sunday, we are due cash from the credit card associations that is payable to our merchants. If the end of a reporting period occurs on a Monday, we hold multiple days of cash that is payable to our merchants. This may inflate the period-end cash balance and cash provided by operating activities on our cash flow statement. Conversely, cash provided by operating activities may be adversely affected for the next reporting period depending on what day of the week the reporting period ends. All settlement cash balances are cleared in one or two business days. Inclusion of settlement in is not indicative of cash provided by operating activities unless settlement receivable and payable amounts are consistent from period to period.

We generally hold a significant amount of cash and securities because of the capital requirements of banking regulators and because of the liquidity requirements associated with conducting settlement operations and owning ATM machines. During the first quarter of 2003 we invested $0.7 million in securities available for sale, net of sales and maturities. As of March 31, 2003, we held securities with a market value of $1,119.6 million, including $179.8 million pledged as collateral for the Federal Home Loan Bank (FHLB) advances. We also invested $29.8 million in the first quarter of 2003 in capital expenditures, which were primarily for capitalized and purchased software and computer facilities and equipment.

We have historically financed our operations primarily through net cash provided by operating activities, the issuance of equity, and the exercise of stock options.

We have lines of credit with financial institutions totaling $20.0 million. As of March 31, 2003, no amounts were outstanding on these lines of credit. As of March 31, 2003, we had $180.4 million of advances outstanding to, and $6.0 million in unused lines of credit with, the FHLB. In the first quarter of 2003 we paid $17.6 million on FHLB advances, net of proceeds.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 5, 2002 we announced that our Board of Directors approved the repurchase of up to $250.0 million of our common stock. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions. On November 7, 2002 we announced that our Board of Directors approved the repurchase of an additional $150.0 million of our common stock and on November 21, 2002 we announced that the repurchase of an additional $100.0 million of our common stock was approved. The Board’s approvals bring the total approved repurchase to $500.0 million. Due to the blackout period for fourth quarter earnings and the discussions and due diligence process with First Data, there were no shares repurchased during the first quarter of 2003.

During the third quarter of 2002, we entered into agreements for the financing, construction and leasing of a new corporate headquarters in Memphis, Tennessee with an estimated total cost of $55.0 million. The agreements qualify for operating lease accounting treatment under Statement of Financial Accounting Standards 13, “Accounting For Leases,” and, as such, the related assets and obligations are not recorded on our balance sheet. The term of the lease is seven years. Upon the completion of construction, which is expected in the fourth quarter of 2003, rent payments will begin and will be expensed in our statements of income. The anticipated minimum lease payments under these agreements are not material to us. At the end of the lease term, we have options which include the renewal of the lease for five years and a fixed-price purchase option on the land and facility. We have guaranteed the residual value of the land and facility at the end of the lease term to the owner / lessor. Under this guarantee, we would be responsible for a decline in fair value during the lease term up to an estimated maximum amount of approximately $45.9 million if we do not exercise our option to acquire the land and facility at the end of the term of the lease. We also hold separate agreements with similar provisions on properties we currently occupy in Wilmington, Delaware and Marietta, Georgia. At their inception, the combined total cost financed under these agreements was approximately $35.0 million and the combined residual guarantees totaled approximately $29.3 million. Based on current market conditions, we do not expect to be required to make payments under these residual value guarantees.

We are currently evaluating the provisions of the Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities,” which will be applicable to the Memphis, Tennessee, Wilmington, Delaware, and Marietta, Georgia leases beginning July 1, 2003.

We believe that our cash and cash equivalents, securities, available credit (unused lines of credit with the FHLB and unsecured lines of credit with financial institutions), and cash generated from operations are adequate to meet our capital and operating needs. Concord EFS National Bank, our wholly owned financial institution subsidiary, exceeded all required regulatory capital ratios as of March 31, 2003.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have a number of significant customer contracts in our Network Services segment that by their terms terminate on December 31, 2004. We are actively pursuing the renewal of these customer contracts; however, there is no assurance that they will be renewed. If some or all of these contracts are renewed, there may be material expenditures associated with the renewals.

Effects of Inflation

Our assets are primarily monetary, consisting of cash, assets convertible into cash, securities, and receivables. Because of their liquidity, these assets are not significantly affected by inflation; however, earnings and asset values are impacted by the interest rate environment. We believe that anticipated replacement costs of software, facilities, and equipment will not materially affect operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of our services.

CONCORD EFS, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2003 there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2002, refer to Exhibit 13 to our annual report on Form 10-K, filed on March 27, 2003.

CONCORD EFS, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

Based on their evaluation as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. As of the date of this quarterly report on Form 10-Q, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are involved in various litigation matters arising out of the conduct of our business. Pending matters that are currently material to us were reported in our Annual Report on Form 10-K for the year ended December 31, 2002. There were no material developments in the litigation matters previously disclosed except for the developments discussed below.

As previously disclosed, a purported securities class action and two purported stockholder derivative actions are pending against us and certain of our current and former officers and directors, as well as other defendants. The following table lists certain information with respect to these actions, as of April 29, 2003:

Name of Proceeding	Filing Date +	Type of Case
In re Concord EFS, Inc. Derivative Litigation	September 9, 2002 *	Derivative
In re Concord EFS, Inc. Securities Litigation	September 6, 2002 **	Securities Fraud
In re Concord EFS, Inc. Derivative Litigation	September 13, 2002 **	Derivative

+	For consolidated matters, the filing date represents the date on which the first component case was filed.
*	Pending in Tennessee state court in Memphis (Circuit Court)
**	Pending in the United States District Court for the Western District of Tennessee

All of the above lawsuits raise allegations relating to our financial performance between March 2001 and September 2002, changes in the price of our common stock during that time, alleged failures to disclose material facts, and alleged insider trading and breaches of fiduciary duties by certain officers and certain directors. On April 21, 2003 the plaintiffs in the Tennessee state court derivative action filed a consolidated complaint which adds allegations that the defendants arranged the proposed merger with First Data at a below market price in return for indemnification against alleged prior wrong doing and for other benefits to them personally. The lawsuits seek unspecified compensatory and punitive damages, attorneys’ fees and other relief. In addition, the Tennessee state court derivative action seeks an injunction against the proposed merger. Although these matters are in the preliminary stages, we believe that the claims against us and our directors and officers are without merit and intend to vigorously defend against all claims.

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

On or about March 24, 2003 a purported class action complaint was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis by Joe Perritt, but was voluntarily dismissed without prejudice by Mr. Perritt shortly thereafter.

On or about April 2, 2003 a purported class action complaint was filed in the Chancery Court for Shelby County, Tennessee, by Barton K. O’Brien. The defendants are Concord, certain of our current and former officers and directors, and First Data. The complaint contains allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and alleges that this alleged misconduct reduced the consideration offered to the Concord’s shareholders in the proposed merger between Concord and First Data. The complaint seeks class certification, attorneys’ fees, expert fees, costs and other relief the court deems just and proper. The complaint seeks an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. Although this matter is in the very preliminary stages, we believe that the claims are without merit and we intend to vigorously contest these claims.

On or about April 3 and 4, 2003 two purported class action complaints were filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis by Charles Reed and Coralyn Stransky. The defendants in these actions (both of which closely parallel the allegation in the action originally filed by Mr. Perritt) are certain of our current and former officers and directors. The complaints generally allege breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities and other derivative litigation discussed above. The complaints seek class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the court deems just and proper. These complaints have recently been consolidated into one action (In Re Concord EFS, Inc. Shareholder Litigation) and transferred to the division of the Shelby County Circuit Court in which the Tennessee consolidated state-court derivative action (In Re Concord EFS, Inc. Derivative Litigation, filed September 9, 2002) is pending. Although these matters are in the very preliminary stages, we believe that the claims against our officers and directors are without merit and we intend to vigorously contest these claims.

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings, continued

On September 30, 2002 Nancy Canning filed a purported class action lawsuit against Concord in New Jersey state court. The plaintiff alleges that we wrongfully allowed and facilitated surcharges on EBT withdrawals at ATMs within our network. The plaintiff’s four original claims were for violation of N.J.S.A. 44:10-75(c) (which concerns New Jersey’s EBT program), violation of New Jersey’s Consumer Fraud Act, negligence, and breach of contract (as an alleged third-party beneficiary). The plaintiff seeks certification of a class consisting of all New Jersey public assistance recipients participating in the New Jersey EBT program who, since March 24, 1997, withdrew their cash benefits from ATMs serviced and processed by Concord and incurred a surcharge per EBT withdrawal. The lawsuit seeks unspecified compensatory and punitive damages, attorneys’ fees, and injunctive and other relief. We moved to dismiss all four claims. At a hearing on March 7, 2003, the court found that the claim for violation of N.J.S.A. 44:10-75(c) should be dismissed with prejudice and that the claims for violation of New Jersey’s Consumer Fraud Act and breach of contract should be dismissed without prejudice, but the court denied our motion to dismiss as to the negligence claim. On April 6, 2003 Ms. Canning and Danielle Thomas filed an Amended Complaint alleging violation of New Jersey’s Consumer Fraud Act and negligence and seeking unspecified compensatory and punitive damages, attorneys’ fees, and injunctive and other relief. Although this matter is in the preliminary stages, we believe that the claims against us are without merit and intend to vigorously defend against all claims.

On October 31, 1996 Commonwealth Savings Bank (Commonwealth) filed a lawsuit against CoreStates Financial Corp. (CoreStates) in the Court of Common Pleas of Chester County, Pennsylvania. On August 6, 1997 Commonwealth added MONEY ACCESS SERVICE INC. (MASI), a subsidiary of ours, as a defendant therein, alleging that MASI is liable to Commonwealth for an amount in excess of $3.6 million based on claims arising out of alleged errors in the conversion of certain Meridian Bank branches to the MAC network and MASI processing at the time the branches were acquired by Commonwealth from CoreStates and CoreStates’ affiliates. Discovery is complete. The court has struck various reports and portions of reports submitted by Commonwealth’s damages experts. At a deposition in March 2000, Commonwealth’s expert testified to a damages calculation of $4.2 million. On November 15, 2002 CoreStates and MASI filed motions for partial summary judgment on all but a small part of Commonwealth’s remaining claim, which were denied on April 15, 2003. No trial date has been set. We believe that the claims against us are without merit and intend to continue to vigorously defend against all claims.

We are also a party to various routine lawsuits arising out of the conduct of our business, none of which is expected to have a material adverse effect upon our financial condition or results of operations.

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger among Concord EFS, Inc., First Data Corporation and Monaco Subsidiary Corporation, dated as of April 1, 2003, is incorporated herein by reference to Exhibit 2.1 to Concord’s current report on Form 8-K (File No. 001-31527), filed on April 2, 2003.

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

10.1

Employment Agreement, dated as of January 21, 2003, between Concord EFS, Inc. and Paul W. Finch Jr., is incorporated by reference to Exhibit 10.24 to Concord’s annual report on Form 10-K (File No. 001-31527), filed on March 27, 2003.

10.2

Amendment to Employment Agreement, dated October 2, 2002, effective February 26, 2003, between Concord EFS, Inc. and Edward T. Haslam, is incorporated by reference to Exhibit 10.26 to Concord’s annual report on Form 10-K (File No. 001-31527), filed on March 27, 2003.

10.3

Second Amendment to Employment Agreement, dated as of February 1, 2003, between Star Systems, Inc., Concord EFS, Inc., and E. Miles Kilburn, is incorporated by reference to Exhibit 10.27 to Concord’s annual report on Form 10-K (File No. 001-31527), filed on March 27, 2003.

10.4	Employment Agreement, dated as of April 1, 2003, by and between Concord EFS, Inc. and Dan M. Palmer

10.5	Employment Agreement, dated as of April 1, 2003, by and between Concord EFS, Inc. and Edward Labry

99.1	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Cautionary Statements

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K, continued

(b) Reports on Form 8-K

On April 2, 2003 we filed a current report on Form 8-K to file, under Item 5 of that form, our agreement and plan of merger with First Data and the related press release.

On April 29, 2003 we filed a current report on Form 8-K to file, under Item 9 of that form, our press release containing earnings information for our first quarter of 2003 ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORD EFS, INC.

Date: May 9, 2003	By:	/s/ DAN M. PALMER
Dan M. Palmer Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2003	By:	/s/ BOND R. ISAACSON
Bond R. Isaacson Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2003	By:	/s/ EDWARD T. HASLAM
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

Date: May 9, 2003

By:	/s/ DAN M. PALMER
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

Date: May 9, 2003

By:	/s/ BOND R. ISAACSON
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

Date: May 9, 2003

By:	/s/ EDWARD T. HASLAM
Edward T. Haslam Chief Financial Officer

CONCORD EFS, INC. AND SUBSIDIARIES

FORM 10-Q LISTING OF EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger among Concord EFS, Inc., First Data Corporation and Monaco Subsidiary Corporation, dated as of April 1, 2003, is incorporated herein by reference to Exhibit 2.1 to Concord’s current report on Form 8-K (File No. 001-31527), filed on April 2, 2003.

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

10.1

Employment Agreement, dated as of January 21, 2003, between Concord EFS, Inc. and Paul W. Finch Jr., is incorporated by reference to Exhibit 10.24 to Concord’s annual report on Form 10-K (File No. 001-31527), filed on March 27, 2003.

10.2

Amendment to Employment Agreement, dated October 2, 2002, effective February 26, 2003, between Concord EFS, Inc. and Edward T. Haslam, is incorporated by reference to Exhibit 10.26 to Concord’s annual report on Form 10-K (File No. 001-31527), filed on March 27, 2003.

10.3

Second Amendment to Employment Agreement, dated as of February 1, 2003, between Star Systems, Inc., Concord EFS, Inc., and E. Miles Kilburn, is incorporated by reference to Exhibit 10.27 to Concord’s annual report on Form 10-K (File No. 001-31527), filed on March 27, 2003.

10.4	Employment Agreement, dated as of April 1, 2003, by and between Concord EFS, Inc. and Dan M. Palmer

10.5	Employment Agreement, dated as of April 1, 2003, by and between Concord EFS, Inc. and Edward Labry

99.1	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Cautionary Statements