Form 10-Q
period 2003-06-30
CONCORD EFS INC
filed 2003-08-11
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER

SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2003 was 486,772,912.

CONCORD EFS, INC.

FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

CONCORD EFS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$1,036,363	$471,825
Securities available for sale	874,245	985,400
Accounts receivable, net	129,331	129,983
Settlement receivables, net	39,475	24,958
Inventories	22,519	19,983
Prepaid expenses and other current assets	32,229	48,633
Deferred income taxes	8,938	5,569

Total current assets	2,143,100	1,686,351
Securities available for sale	133,577	139,092
Property and equipment, net	347,052	338,558
Goodwill, net	265,040	265,460
Other intangible assets, net	50,270	57,073
Other assets, net	62,245	41,906

Total assets	$3,001,284	$2,528,440

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and other liabilities	$25,069	$25,252
Settlement payables	506,178	165,349
Deposits	64,643	78,133
Accrued liabilities	63,295	53,617
Income taxes payable	21,474	16,527
Current maturities of long-term debt	31,548	58,940

Total current liabilities	712,207	397,818
Long-term debt	133,577	139,092
Deferred income taxes	63,798	62,343
Other liabilities	8,141	7,962

Total liabilities	917,723	607,215

Commitments and contingent liabilities	—	—
Minority interest in subsidiary	5,614	5,063

Stockholders’ equity
Common stock, $0.33 1/3 par value; authorized 1,500,000 shares, issued and outstanding 486,771 at June 30, 2003 and 486,461 at December 31, 2002	162,257	162,154
Additional paid-in capital	989,352	986,416
Retained earnings	920,438	756,605
Accumulated other comprehensive income	5,900	10,987

Total stockholders’ equity	2,077,947	1,916,162

Total liabilities and stockholders’ equity	$3,001,284	$2,528,440

See Notes to Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)

Revenue	$570,046	$488,181	$1,089,905	$909,862
Cost of operations	421,385	331,898	798,846	613,817
Selling, general and administrative expenses	34,428	32,357	66,254	57,139
Merger, acquisition, restructuring and write-off charges	5,562	29,006	7,949	76,506
Litigation settlement charges	—	20,761	—	20,761

Operating income	108,671	74,159	216,856	141,639
Other income and expense:
Investment income	14,553	19,498	29,263	39,070
Interest expense	2,000	2,656	4,369	5,762
Other income, net	11,689	6,388	11,148	6,914

Income before taxes and minority interest	132,913	97,389	252,898	181,861
Income taxes	46,519	34,086	88,514	64,074

Income before minority interest	86,394	63,303	164,384	117,787
Minority interest in net income of subsidiary	278	85	551	360

Net income	$86,116	$63,218	$163,833	$117,427

Per share data:
Basic earnings per share	$0.18	$0.12	$0.34	$0.23

Diluted earnings per share	$0.17	$0.12	$0.33	$0.22

Average shares outstanding:
Basic shares	486,642	511,673	486,554	510,186

Diluted shares	498,162	532,638	496,660	531,455

See Notes to Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2003	2002
	(in thousands)
Operating activities
Net income	$163,833	$117,427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest in subsidiary	551	360
Provision for losses on receivables and loans	1,224	116
Depreciation and amortization	53,753	39,612
Deferred income taxes	826	11,979
Net realized gain on sales of securities available for sale	(13,073)	(1,013)
Restructuring charges	190	38,338
Changes in operating assets and liabilities:
Settlement receivables and payables, net	325,552	(303,577)
Accounts receivable	188	(27,031)
Inventories	(2,536)	(843)
Prepaid expenses and other assets	(7,349)	(6,818)
Accounts payable and other liabilities	15,624	79,714
Other, net	2,115	2,338

Net cash provided by (used in) operating activities	540,898	(49,398)
Investing activities
Acquisition of securities available for sale	(458,060)	(423,762)
Proceeds from sales of securities available for sale	397,578	487,336
Proceeds from maturity of securities available for sale	180,283	85,528
Purchases of loans	—	(17,716)
Proceeds from sales of loans	263	—
Other net change in loans	3,161	25,281
Acquisition of property and equipment	(54,636)	(70,904)
Purchase of merchant contracts	(1,008)	(1,045)
Business acquisitions, net	—	(17,240)
Other investing activity	—	(12,398)

Net cash provided by investing activities	67,581	55,080
Financing activities
Net decrease in deposits	(13,490)	(3,846)
Proceeds from borrowings	33,400	50,000
Payments on borrowings	(66,307)	(193)
Proceeds from exercise of stock options	2,456	21,445
Payments on leases payable	—	(243)

Net cash provided by (used in) financing activities	(43,941)	67,163

Net increase in cash and cash equivalents	564,538	72,845
Cash and cash equivalents at beginning of year	471,825	682,906

Cash and cash equivalents at end of period	$1,036,363	$755,751

See Notes to Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A—Significant Accounting Policies

Basis of Presentation:    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Concord EFS, Inc. and Subsidiaries (Concord) annual report on Form 10-K filed March 27, 2003 for the year ended December 31, 2002.

Nature of Operations:    Concord, an electronic transaction processor, provides the technology and network systems that make payments and other financial transactions faster, more efficient, and more secure than paper-based alternatives. As a vertically integrated service provider, Concord acquires, routes, authorizes, captures, and settles virtually all types of electronic payment and deposit access transactions for financial institutions and merchants nationwide. Concord’s primary activities consist of Network Services, which provides automated teller machine (ATM) processing, debit card processing, deposit risk management, and coast-to-coast debit network access principally for financial institutions, and Payment Services, which provides point of sale (POS) processing, settlement, and related services, with specialized systems focusing on supermarkets, major retailers, gas stations, convenience stores, restaurants, and trucking companies.

Principles of Consolidation:    The consolidated financial statements include the accounts of Concord and its subsidiaries after elimination of all material intercompany balances and transactions.

Business Combinations:    Transactions accounted for under the purchase method of accounting reflect the net assets of the acquired company at fair value on the date of acquisition, and the excess of the purchase price over fair value of the assets is recorded as goodwill. The results of operations of the purchased company are included in the consolidated results since the date of acquisition. Stock issued in a purchase transaction is valued at the average closing price of Concord’s stock for a period of a few days surrounding the announcement date of the purchase in accordance with the Financial Accounting Standard Board’s (FASB) Emerging Issues Task Force (EITF) Issue 99-12.

Use of Estimates:    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:    Revenue from credit card and other transaction processing activities is recorded when the service is provided. Network Services revenue is recorded gross of network fees and net of interchange fees. Payment Services revenue is recorded gross of network and interchange fees. For both Network Services and Payment Services network fees represent amounts charged to Concord by the card associations and debit networks and billed to its clients. In accordance with EITF 01-14, as discussed below, Concord recognizes these amounts as both a component of revenue and expense in its financial statements. Network Services interchange fees represent amounts paid to Concord from the card associations as the card issuer processor and subsequently paid by Concord to the card issuer. In accordance with EITF 02-16, as discussed below, Network Services revenue excludes this interchange fee. In contrast, Payment Services interchange fees are collected from

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Concord’s merchant clients, not the card association or network vendor, and as a result is reported as both a component of revenue and expense. Payment Services interchange fees amounted to $266.4 million and $200.5 million for the three months ended June 30, 2003 and 2002, respectively. Payment Services interchange fees amounted to $497.8 million and $360.4 million for the six months ended June 30, 2003 and 2002, respectively.

In January 2003 the EITF reached a consensus on Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements entered into or modified subsequent to December 31, 2002 and would require all amounts received from vendors to be accounted for as a reduction of the cost of the products or services purchased unless certain criteria are met. Concord elected to early adopt the provisions of EITF 02-16 in the fourth quarter of 2002.

The application of EITF 02-16 resulted in a change in presentation of interchange fees received by Concord from card associations relating to signature debit card transactions processed by its Network Services segment. The interchange fee received reimburses Concord for similar amounts paid to signature debit card issuing financial institutions processed by its Network Services segment. These amounts received are presented as a reduction of segment cost of operations, which offset the amounts paid. Prior to the adoption of EITF 02-16, interchange received on signature debit card transactions was included in segment revenue. Prior interim periods presented herein have been reclassified to conform to this change. The adoption of EITF 02-16 had no effect on reported operating income, net income or cash flows for any periods presented.

In January 2002 the EITF reached a consensus on Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14). EITF 01-14 concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. Concord adopted EITF 01-14 effective January 1, 2002. The adoption of EITF 01-14 had no material effect on Concord, as substantially all reimbursements governed by EITF 01-14 were previously reported in revenue. These expenses (certain telecommunications expenses and network fees) are billed to the customer separately or as part of a bundled rate including other Concord services.

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

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash Equivalents:    Concord considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of federal funds sold through Concord’s financial institution subsidiary and money market funds that invest in commercial paper, repurchase agreements, and instruments of domestic and foreign banks and other financial institutions.

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

Inventories:    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of POS terminals and related equipment. Concord periodically reviews its inventories for obsolescence and slow-moving items.

Property and Equipment:    Property and equipment are stated at cost. Costs associated with internally developed software are capitalized once technological feasibility of the software has been established. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Goodwill and Other Intangible Assets:    Goodwill and other intangible assets are stated at cost. Concord adopted Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective January 1, 2002. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. Prior to the adoption of SFAS 142, amortization was computed using the straight-line method over an estimated useful life of 10 to 25 years for goodwill. The amortization of intangibles other than purchased merchant contracts, such as customer lists and trade names, is computed using the straight-line method over an estimated useful life of 5 to 15 years. Individual purchased merchant contracts are written off if the merchant has terminated its processing relationship. The remaining contracts are amortized using the straight-line method over an estimated useful life of nine years.

Other Assets:    Other assets, net of accumulated amortization, include $49.8 million as of June 30, 2003 and $29.9 million as of December 31, 2002 for capitalized payments made to customers, which are amortized over the life of the customer contract and are recoverable on a pro-rata basis upon early termination. These payments represent reimbursement of customer costs to convert to Concord’s systems and contract renewal payments.

Impairment of Long-Lived Assets:    In accordance with Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002, long-lived assets are reviewed for impairment on an annual basis and whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value, normally measured by discounting estimated future cash flows, is required.

Income Taxes:    Concord accounts for income taxes using the liability method.

Stock-Based Compensation:    Concord grants options to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant. These stock option

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

grants are accounted for in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25); accordingly, Concord recognizes no compensation expense for the stock option grants.

The following table presents information regarding Concord’s use of the intrinsic value method under APB 25 of accounting for stock-based compensation and states pro forma net income and earnings per share, as required by SFAS 123, “Accounting for Stock-Based Compensation,” as if Concord had accounted for its stock options under the fair value method of that statement for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income as reported	$86,116	$63,218	$163,833	$117,427
Basic earnings per share as reported	$0.18	$0.12	$0.34	$0.23
Diluted earnings per share as reported	$0.17	$0.12	$0.33	$0.22
Stock-based compensation cost, net of tax, included in the determination of net income as reported	—	$4,844	—	$4,844
Stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all stock option grants	$10,685	$10,736	$20,974	$19,224
Pro forma net income	$75,431	$52,482	$142,859	$98,203
Pro forma basic earnings per share	$0.16	$0.10	$0.29	$0.19
Pro forma diluted earnings per share	$0.15	$0.10	$0.29	$0.18

Recent Pronouncements:    In July 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The FASB concluded in SFAS 146 that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement may affect the timing of the recognition of exit costs, if any, in future periods.

In October 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 147, “Acquisitions of Certain Financial Institutions” (SFAS 147). SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution and is effective for any such activities initiated after October 1, 2002. The adoption of this statement is not anticipated to have a material effect on Concord’s financial statements.

In November 2002 the Financial Accounting Standards Board issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Others” (FIN 45). FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material effect on Concord’s financial statements.

In December 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Concord intends to continue to account for stock options under the provisions of APB 25.

In January 2003 the Financial Accounting Standards Board issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the variable interest entity was established. Concord does not anticipate that the consolidation provisions of FIN 46 will have a material effect on its financial statements.

Reclassification:    Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note B—Business Combinations and Merger, Acquisition, Restructuring and Write-Off Charges

On April 1, 2003 First Data Corporation (First Data) and Concord entered into a definitive agreement to merge in an all-stock transaction. Upon completion of the transaction, the combined company is expected to have approximately $10.0 billion in annual revenues with more than 31,000 employees worldwide.

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

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Professional fees of $6.1 million and $8.9 million related to the First Data merger were recorded during the three months and six months ended June 30, 2003, respectively, and are included in merger, acquisition, restructuring and write-off charges.

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

On March 1, 2002 Concord acquired The Logix Companies, LLC, an electronic transaction processor. Logix technology supplies new features to Concord’s check conversion and risk management services, and the Logix ATM driving business serves independent sales organizations. The acquisition, for which Concord issued approximately 0.9 million shares of its common stock valued at $28.8 million and paid approximately $6.3 million in cash, was accounted for as a purchase transaction and is immaterial to Concord’s results of operations. The allocation of the purchase price was based on a valuation study completed in the fourth quarter of 2002.

On January 1, 2002 Concord acquired H & F Services, Inc., an independent sales organization, for $8.9 million in cash. Prior to the acquisition, Concord had purchased merchant contracts from H & F Services. The acquisition was intended to establish control over this sales channel with product, pricing, compensation, and productivity initiatives. The acquisition was accounted for as a purchase transaction and is immaterial to Concord’s financial statements. The H & F Services stock purchase agreement contains deferred purchase price payments through 2007 subject to the terms and conditions contained therein. As of June 30, 2003, the deferred payments amounted to $3.1 million.

During the second quarter of 2002, management approved a plan in conjunction with the Core Data acquisition and continued consolidation initiatives to improve overall operating efficiencies. Merger, acquisition, restructuring and write-off charges relating to the second quarter 2002 plan were $27.9 million. The charge consisted of $16.2 million for contract terminations, $3.8 million for exiting a non-strategic business, $0.6 million for closing and consolidating certain facilities, and $0.9 million for compensation and severance. In addition, the charge included stock compensation charges of $4.8 million related to the modification of stock options of terminated employees and asset impairment charges of $1.6 million recorded as an adjustment to the write-off of non-performing purchased merchant contracts. In connection with the plan, Concord eliminated 24 positions as of June 30, 2003. Compensation and severance costs paid and charged against the restructuring charge accrual were $0.3 million through June 30, 2003. As of June 30, 2003, $0.7 million of the charges were accrued but unpaid. Concord substantially completed the plan by June 30, 2003.

The following table presents a summary of current year activity through June 30, 2003 related to the second quarter 2002 restructuring charge accrual (in thousands):

Balance, December 31, 2002	$3,876
Changes in estimate	(414)
Cash outlays	(2,608)
Non-cash writedowns and charges—asset impairment	(190)

Balance, June 30, 2003	$664

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a summary of the remaining components related to the second quarter 2002 restructuring charge accrual (in thousands):

Non-strategic business closures	$50
Facility closings and consolidations	50
Compensation and severance	564

Balance, June 30, 2003	$664

During the first quarter of 2002, management approved a corporate consolidation plan initiated to continue improvements in overall operating efficiency and integrate recent acquisitions. Merger, acquisition, restructuring and write-off charges relating to the first quarter 2002 plan were $46.1 million. The charge consisted of $7.2 million for closing and consolidating certain facilities, $5.5 million for compensation and severance, and $3.0 million for exiting non-strategic businesses. In addition, asset impairment charges of $22.5 million were incurred for the write-off of non-performing purchased merchant contracts identified in the first quarter of 2002 and $7.9 million was incurred for the write-off of capitalized software and computer and communications equipment no longer in use. In connection with the plan, Concord eliminated approximately 165 positions as of March 31, 2003. Compensation and severance costs paid and charged against the restructuring charge accrual were $5.4 million through June 30, 2003. As of June 30, 2003, $3.9 million of the charges were accrued but unpaid. Concord substantially completed the consolidation plan by March 31, 2003.

The following table presents a summary of current year activity through June 30, 2003 related to the first quarter 2002 restructuring charge accrual (in thousands):

Balance, December 31, 2002	$6,852
Changes in estimate	(563)
Cash outlays	(2,405)

Balance, June 30, 2003	$3,884

The following table presents a summary of the remaining components related to the first quarter 2002 restructuring charge accrual (in thousands):

Facility closings and consolidations (lease obligations)	$3,764
Compensation and severance	102
Non-strategic business closures	18

Balance, June 30, 2003	$3,884

Note C—Goodwill and Other Intangible Assets

The following table presents changes to unamortized goodwill by Concord’s reporting units (in thousands):

	Network Services	Payment Services	Total
Balance, December 31, 2002	$193,943	$71,517	$265,460
Purchase price adjustment	—	(420)	(420)

Balance, June 30, 2003	$193,943	$71,097	$265,040

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The purchase price adjustment represents the reversal of estimated accrued liabilities in connection with the acquisition of H & F Services.

Note D—Comprehensive Income

Total comprehensive income was $83.7 million and $79.5 million for the three months ended June 30, 2003 and 2002, respectively. Total comprehensive income was $158.7 million and $128.9 million for the six months ended June 30, 2003 and 2002, respectively. Comprehensive income includes net income and the change in the unrealized gain or loss on securities available for sale arising during the period.

Note E—Commitments and Contingencies

During the second quarter of 2003, Concord entered into amended and restated agreements for the financing, construction and leasing of a new corporate headquarters in Memphis, Tennessee. These agreements amend the previous agreements entered into during the third quarter of 2002 for the Memphis facility to include leasing existing facilities in Wilmington, Delaware, and Marietta, Georgia that were covered under other leasing agreements. The agreements qualify for operating lease accounting treatment under Statement of Financial Accounting Standards 13, “Accounting For Leases,” and, as such, the related assets and obligations are not recorded on Concord’s balance sheet. Upon completion of construction of the Memphis facility, which is expected in the fourth quarter of 2003, rent payments will begin and will be expensed in Concord’s statements of income. The minimum lease payments under these agreements are not material to Concord. The following table summarizes certain aspects of these agreements:

Property Location	Lease Expiration	Renewal Option at Expiration	Value Guaranteed at Expiration	Total Cost Financed
Wilmington, DE	Jan 2010	One five-year term	$12.5 million	$15.0 million
Marietta, GA	Jan 2010	One five-year term	$16.7 million	$20.0 million
Memphis, TN	Jan 2010	One five-year term	$45.9 million	$55.0 million

The renewals, including economic terms of the leases during the renewal term, are subject to the consent of the lessor and lenders. In addition to the renewal option, Concord also has the option of purchasing the related property for the lease balance or remarketing the property for the lessor at the end of the initial and any renewal term. Concord has guaranteed the value realizable from the sale of the property at the end of the lease term as indicated in the table above. Should Concord elect to market the property for the lessor at the end of the lease term, Concord would be responsible for the difference in the sale proceeds and the value guaranteed above. As of June 30, 2003, the fair value of the guarantee of $1.5 million was recorded as other assets and other liabilities on Concord’s balance sheet and will be amortized using the straight-line method over the lease term. Based on current market conditions, Concord does not expect to be required to make payments under these residual value guarantees.

Concord is actively pursuing the renewal of its most significant Network Services customer contracts that would, if not renewed, terminate on December 31, 2004. These contracts accounted in 2002 for less than $100.0 million in revenue. There can be no assurance that such customer contracts will be renewed. Concord may be required to make material expenditures in order to secure the renewals. As negotiations of most of the renewals are in the early stages, Concord cannot currently predict the amount, if any, of such expenditures.

In the agreement and plan of merger with First Data, Concord is obligated to pay a termination fee of $210.0 million under certain terms and conditions in the event the agreement is terminated.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On April 1, 2003 Concord filed a motion to dismiss the consolidated amended complaint filed in the shareholder derivative litigation pending in the United States District Court for the Western District of Tennessee. This motion was fully briefed as of May 30, 2003, but has yet to be ruled on by the court.

On May 2, 2003 Concord filed a motion to dismiss the consolidated amended complaint filed by the lead plaintiffs in the purported securities fraud class action pending in the United States District Court for the Western District of Tennessee. This motion was fully briefed as of June 25, 2003, but has yet to be ruled on by the court.

On June 20, 2003 Concord filed a motion to dismiss the consolidated complaint filed in the shareholder derivative litigation pending in Tennessee state court. This motion has yet to be ruled on by the court.

On or about April 3 and 4, 2003 two purported class action complaints were filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis. The defendants in these actions are certain of Concord’s current and former officers and directors. The complaints generally allege breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities and other derivative litigation discussed above. The complaints seek class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the court deems just and proper. These complaints were consolidated into one action and transferred to the division of the Shelby County Circuit Court in which the Tennessee consolidated state-court derivative action is pending. Although these matters are in the preliminary stages, Concord believes that the claims against its officers and directors are without merit and intends to vigorously contest these claims.

On or about April 2, 2003 a purported class action complaint was filed in the Chancery Court for Shelby County, Tennessee. The defendants are Concord, certain of its current and former officers and directors, and First Data. The complaint contains allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserts that this alleged misconduct reduced the consideration offered to Concord’s shareholders in the proposed merger between Concord and First Data. The complaint seeks class certification, attorneys’ fees, expert fees, costs and other relief the court deems just and proper. The complaint seeks an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. On June 25, 2003 this complaint was transferred to the Shelby County Circuit Court in which the now consolidated class actions filed April 3 and 4 are pending. This complaint is proceeding as a separate complaint from that consolidated complaint but has been consolidated with that complaint for pre-trial purposes. Although this matter is in the preliminary stages, Concord believes that the claims are without merit and intends to vigorously contest these claims.

On April 1, 2003 First Data and Concord entered into a definitive agreement to merge in an all-stock transaction. The transaction is subject to regulatory approval by the Antitrust Division of the Department of Justice and certain state Attorneys General. These agencies are investigating the transaction for possible antitrust concerns. The Department of Justice issued a Request for Additional Information and Documentary Materials to Concord on June 12, 2003. Concord is endeavoring to comply with that request as quickly as possible. First Data and Concord may be unable to obtain the regulatory approvals required to complete the merger or, in order to do so, the combined company may be required to comply with material restrictions or conditions.

Although Concord anticipates that antitrust regulatory clearance will be achieved within the second half of this year, delay, denial or condition of such clearance could result in loss or disadvantage to Concord.

In June 2002 Concord EFS National Bank, Concord, and John Doe Corporations were named as defendants in a purported class action lawsuit filed in the United States District Court for the Western District of Tennessee. The plaintiffs allege that Concord changed fees and charges without providing the requisite notice, charged merchants for transactions that never occurred, and failed to route payments in accordance with the plaintiffs’ instructions. The plaintiffs allege fraud, breach of contract, conversion, and causes of action under the Tennessee Consumer Protection Act and the Racketeer Influenced and Corrupt Organizations Act (RICO). The class plaintiffs seek to certify consists of all merchant customers of Concord EFS National Bank, Concord, or John Doe Corporations, who were subject to charges that were not fully disclosed on their statements, charges for transactions which the merchant never undertook, and/or charges in excess of the amount agreed upon in their contracts. The lawsuit seeks unspecified compensatory and punitive damages, attorneys’ fees, and other relief. Concord has moved to dismiss all claims, but the court has not yet ruled on the motion. Although this matter is in the preliminary stages, Concord believes that the claims against it are without merit and intends to vigorously defend against all claims.

In November 2002 Concord EFS National Bank was named one of several defendants in a lawsuit in the Superior Court of California, County of Santa Clara. The plaintiff makes several allegations, including breach of contract, fraud and negligent misrepresentation arising out of business transactions between the plaintiff and Purchase Plus Buyers Group, an entity which formerly processed credit card transactions through Concord EFS National Bank. This lawsuit, for which Concord EFS National Bank was recently served, seeks compensatory damages in the amount of $55,000 and punitive damages in the amount of $195.0 million. Although this matter is in the very preliminary stages, Concord believes that the claims are without merit and intends to vigorously contest these claims.

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

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In October 1996 Commonwealth Savings Bank (Commonwealth) filed a lawsuit against CoreStates Financial Corp. (CoreStates) in the Court of Common Pleas of Chester County, Pennsylvania. On August 6, 1997 Commonwealth added MONEY ACCESS SERVICE INC. (MASI), a Concord subsidiary, as a defendant therein, alleging that MASI is liable to Commonwealth for an amount in excess of $3.6 million based on claims arising out of alleged errors in the conversion of certain Meridian Bank branches to the MAC network and MASI processing at the time the branches were acquired by Commonwealth from CoreStates and CoreStates’ affiliates. Discovery is complete. The court has struck various reports and portions of reports submitted by Commonwealth’s damages experts. At a deposition in March 2000, Commonwealth’s expert testified to a damages calculation of $4.2 million. On November 15, 2002 CoreStates and MASI filed motions for partial summary judgment on all but a small part of Commonwealth’s remaining claim, which were denied on April 15, 2003. This case has been set for trial in February 2004. Concord believes that the claims against it are without merit and intends to continue to vigorously defend against all claims.

Concord is also a party to various routine lawsuits arising out of the conduct of its business, none of which is expected to have a material adverse effect upon Concord’s financial condition or results of operations.

Note F—Stockholders’ Equity

During the third and fourth quarters of 2002, Concord’s Board of Directors approved the repurchase of up to $500.0 million of its common stock. On July 29, 2003 Concord announced that its Board of Directors approved the repurchase of an additional $200.0 million of its common stock. Under the repurchase plan, Concord may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions. The Board’s approvals bring the total potential repurchase to $700.0 million. As of June 30, 2003, a total of 26.9 million shares at an aggregate cost of $393.5 million had been purchased and retired pursuant to the repurchase plan since the plan was initiated. All repurchases were made in the third and fourth quarters of 2002 in the open market without the use of any derivative instruments. Due to the imposition of a blackout period during and following the negotiation and execution of the merger agreement with First Data, there were no shares repurchased during the six months ended June 30, 2003. Concord immediately retires its common stock when purchased. Upon retirement, Concord reduces retained earnings for the excess of purchase price over par value.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note G—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net income	$86,116	$63,218	$163,833	$117,427

Denominator:
Denominator for basic earnings per share, weighted-average shares	486,642	511,673	486,554	510,186
Effect of dilutive stock options	11,520	20,965	10,106	21,269

Denominator for diluted earnings per share, weighted-average shares and assumed conversions	498,162	532,638	496,660	531,455

Basic earnings per share	$0.18	$0.12	$0.34	$0.23

Diluted earnings per share	$0.17	$0.12	$0.33	$0.22

The number of anti-dilutive stock options not included above was 14,720,501 shares and 7,043,500 shares for the three months ended June 30, 2003 and 2002, respectively. The number of anti-dilutive stock options not included above was 16,768,173 shares and 6,790,750 shares for the six months ended June 30, 2003, and 2002, respectively.

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

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Concord’s reportable segments are business units that are managed separately because they offer distinct products for different end users. No single customer of Concord accounts for a material portion of Concord’s revenue.

As previously disclosed, Concord had expected to organize a new segment during the 2003 fiscal year. The new Risk Management Services segment would provide software, information, and analysis to financial institutions, retailers, government service providers, and other businesses to assist in fraud prevention and reduction. In part as a result of Concord’s recently announced agreement and plan of merger with First Data, it has not yet determined when Concord will organize a Risk Management Services segment.

Business segment information for the three months and six months ended June 30, 2003 and 2002 is presented as follows (in thousands):

	Three months ended June 30, 2003
	Network Services	Payment Services	Other	Total
Revenue	$164,127	$405,919	$—	$570,046
Cost of operations	66,030	355,355	—	421,385
Selling, general and administrative expenses	—	—	34,428	34,428
Merger, acquisition, restructuring and write-off charges	2,260	3,302	—	5,562
Litigation settlement charges	—	—	—	—
Investment income	—	—	14,553	14,553
Interest expense	—	—	2,000	2,000
Other income, net	—	—	11,689	11,689
Income taxes	—	—	46,519	46,519
Minority interest in subsidiary	—	—	278	278

Net income (loss)	$95,837	$47,262	$(56,983)	$86,116

	Three months ended June 30, 2002
	Network Services	Payment Services	Other	Total
Revenue	$155,153	$333,028	$—	$488,181
Cost of operations	58,954	272,944	—	331,898
Selling, general and administrative expenses	—	—	32,357	32,357
Merger, acquisition, restructuring and write-off charges	19,500	9,506	—	29,006
Litigation settlement charges	—	—	20,761	20,761
Investment income	—	—	19,498	19,498
Interest expense	—	—	2,656	2,656
Other income, net	—	—	6,388	6,388
Income taxes	—	—	34,086	34,086
Minority interest in subsidiary	—	—	85	85

Net income (loss)	$76,699	$50,578	$(64,059)	$63,218

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Six months ended June 30, 2003
	Network Services	Payment Services	Other	Total
Revenue	$319,173	$770,732	$—	$1,089,905
Cost of operations	131,596	667,250	—	798,846
Selling, general and administrative expenses	—	—	66,254	66,254
Merger, acquisition, restructuring and write-off charges	3,704	4,245	—	7,949
Litigation settlement charges	—	—	—	—
Investment income	—	—	29,263	29,263
Interest expense	—	—	4,369	4,369
Other income, net	—	—	11,148	11,148
Income taxes	—	—	88,514	88,514
Minority interest in subsidiary	—	—	551	551

Net income (loss)	$183,873	$99,237	$(119,277)	$163,833

	Six months ended June 30, 2002
	Network Services	Payment Services	Other	Total
Revenue	$300,348	$609,514	$—	$909,862
Cost of operations	113,431	500,386	—	613,817
Selling, general and administrative expenses	—	—	57,139	57,139
Merger, acquisition, restructuring and write-off charges	31,278	45,228	—	76,506
Litigation settlement charges	—	—	20,761	20,761
Investment income	—	—	39,070	39,070
Interest expense	—	—	5,762	5,762
Other income, net	—	—	6,914	6,914
Income taxes	—	—	64,074	64,074
Minority interest in subsidiary	—	—	360	360

Net income (loss)	$155,639	$63,900	$(102,112)	$117,427

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

Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: (i) the failure to successfully execute our corporate consolidation plans, (ii) the loss of key personnel or inability to attract additional qualified personnel, (iii) the loss of key customers or renewal of customer contracts on less favorable terms, (iv) increasing competition and its effect on our margins, (v) changes in card association rules and practices, (vi) the inability to remain current with rapid technological change, (vii) risks related to acquisitions, (viii) the imposition of additional state taxes, (ix) continued consolidation in the banking and retail industries, (x) business cycles and the credit risk of our merchant customers, (xi) the outcome of litigation involving VISA and MasterCard, (xii) utility and system interruptions or processing errors, (xiii) information theft, (xiv) susceptibility to merchant fraud and credit and fraud risk of entities we sponsor into networks, (xv) changes in card association fees or products, (xvi) automated teller machine market saturation or restrictions on surcharging, (xvii) rules and regulations governing financial institutions and other networks and changes in such rules and regulations, (xviii) the timing and extent of changes in interest rates, (xix) volatility of the price of our common stock, (xx) litigation risks, and (xxi) the receipt of regulatory and shareholder approvals required for the planned merger with First Data Corporation, as well as the timing of the anticipated completion and possible conditions of the planned merger and their consequences.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time. See the cautionary statements included as Exhibit 99.1 to this quarterly report on Form 10-Q for a more detailed discussion of certain of the factors that could cause our actual results to differ materially from those included in the forward-looking statements.

Overview

Concord EFS, Inc. (Concord), an electronic transaction processor, provides the technology and network systems that make payments and other financial transactions faster, more efficient, and more secure than paper-based alternatives. As a vertically integrated service provider, we acquire, route, authorize, capture, and settle virtually all types of electronic payment and deposit access transactions for financial institutions and merchants nationwide.

On April 1, 2003 First Data Corporation (First Data) and Concord entered into a definitive agreement to merge in an all-stock transaction. Upon completion of the transaction, the combined company is expected to have approximately $10.0 billion in annual revenues with more than 31,000 employees worldwide.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

We organize our business into two segments based upon the different products and services that we offer to the different industries we serve. Our reportable business segments are Network Services, which provides automated teller machine (ATM) processing, debit card processing, deposit risk management, and coast-to-coast debit network access principally for financial institutions, and Payment Services, which provides point of sale (POS) processing, settlement, and related services, with specialized systems focusing on supermarkets, major retailers, gas stations, convenience stores, restaurants, and trucking companies.

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

We are actively pursuing the renewal of our most significant Network Services customer contracts that would, if not renewed, terminate on December 31, 2004. These contracts accounted in 2002 for less than $100.0 million in revenue. There can be no assurance that such customer contracts will be renewed. We may be required to make material expenditures in order to secure the renewals. As negotiations of most of the renewals are in the early stages, we cannot currently predict the amount, if any, of such expenditures.

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

As previously disclosed, we had expected to organize a new segment during the 2003 fiscal year. Our new Risk Management Services segment would provide software, information, and analysis to financial institutions, retailers, government service providers, and other businesses to assist in fraud prevention and reduction. In part as a result of our recently announced agreement and plan of merger with First Data, we have not yet determined when we will organize a Risk Management Services segment.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Consolidation Plans

In the second quarter of 2002 we initiated a consolidation plan and continued our consolidation initiatives to improve overall operating efficiencies. This plan includes contract terminations, exiting a non-strategic business, closing and consolidating certain facilities, and eliminating 24 positions. We incurred charges of $27.9 million related to this plan. The consolidation activities that were initiated in the second quarter of 2002 were substantially completed by June 30, 2003.

In the first quarter of 2002 we initiated a consolidation plan to continue improvements in overall operating efficiency and integrate recent acquisitions. This plan includes closing and consolidating certain facilities, exiting several non-strategic businesses, and eliminating approximately 165 positions. We incurred charges of $46.1 million related to this consolidation plan. The consolidation activities that were initiated in the first quarter of 2002 were substantially completed by March 31, 2003.

Components of Revenue and Expenses

Network Services and Payment Services are our two reportable business segments. These business units are managed separately because they offer distinct products for different end users. All of our revenue is generated and all of our assets are located in the United States, and no single customer accounts for a material portion of our revenue. The majority of our revenue is tied to contracts with initial terms of between three and five years.

A principal component of our revenue is derived from Network Services (28.8% and 31.8% in the three months ended June 30, 2003 and 2002, and 29.3% and 33.0% in the six months ended June 30, 2003 and 2002). Network Services revenue consists of access and switching fees for network access, processing fees for driving and monitoring ATMs, and processing fees for managing debit card records, plus network fees charged to us by other networks and billed to our customers. We recognize this revenue at the time of the transaction.

The majority of our revenue (71.2% and 68.2% in the three months ended June 30, 2003 and 2002, and 70.7% and 67.0% in the six months ended June 30, 2003 and 2002) is derived from transaction fees and other income related to Payment Services. Revenue from Payment Services includes discount fees charged to merchants, which are a percentage of the dollar amount of each credit card or signature debit card transaction we process, as well as a flat fee per transaction. These discount and flat fees constitute a bundled rate for the transaction authorization, processing, settlement, and funds transfer services we provide, plus the interchange fees charged to us by the card associations. The fee structure for smaller merchants includes the flat fee per transaction and a discount rate generally greater than the card association interchange rate. The fee structure for larger merchants includes the flat fee per transaction and a discount rate generally equal to the card association interchange rate. One result of having revenue partially based on a percentage of the transaction dollar amount is that lower ticket size causes a reduction in revenue. However, net income is not always correspondingly affected because transactions with large merchants, where the discount rate is generally equal to the card association interchange rate, have a direct dollar for dollar decrease in revenue and cost of operations.

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

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

The following table lists revenue by segment for the periods indicated (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Network Services	$164.1	$155.2	$319.2	$300.4
Payment Services	405.9	333.0	770.7	609.5

Total	$570.0	$488.2	$1,089.9	$909.9

Payment Services revenue, net of interchange fees, is an alternative generally accepted accounting principles (GAAP) revenue recognition method that Concord believes is useful to investors because it enables comparison with certain industry peers. The following table provides the impact of interchange fees on our reported revenue for the periods indicated (in millions):

	Three months ended June 30, 2003
	Network Services	Payment Services	Total
Revenue per the income statement	$164.1	$405.9	$570.0
Interchange fees included in revenue	—	266.4	266.4

Revenue, net of interchange fees	$164.1	$139.5	$303.6

	Three months ended June 30, 2002
	Network Services	Payment Services	Total
Revenue per the income statement	$155.2	$333.0	$488.2
Interchange fees included in revenue	—	200.5	200.5

Revenue, net of interchange fees	$155.2	$132.5	$287.7

	Six months ended June 30, 2003
	Network Services	Payment Services	Total
Revenue per the income statement	$319.2	$770.7	$1,089.9
Interchange fees included in revenue	—	497.8	497.8

Revenue, net of interchange fees	$319.2	$272.9	$592.1

	Six months ended June 30, 2002
	Network Services	Payment Services	Total
Revenue per the income statement	$300.4	$609.5	$909.9
Interchange fees included in revenue	—	360.4	360.4

Revenue, net of interchange fees	$300.4	$249.1	$549.5

Cost of operations includes all costs directly attributable to our providing services to our customers. In Payment Services the most significant component of cost of operations is interchange fees, which amounted to $266.4 million and $200.5 million in the three months ended June 30, 2003 and 2002, and $497.8 million and

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

$360.4 million in the six months ended June 30, 2003 and 2002. In most instances, the interchange fee is a percentage of the transaction amount and is charged to us by the credit card associations and debit networks. Cost of operations in both Network Services and Payment Services also includes telecommunications costs, personnel costs, occupancy costs, depreciation, and the cost of equipment leased and sold.

The following table lists cost of operations by segment for the periods indicated (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Network Services	$66.0	$59.0	$131.6	$113.4
Payment Services	355.4	272.9	667.2	500.4

Total	$421.4	$331.9	$798.8	$613.8

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

Results of Operations

The following table shows the percentage of revenue represented by certain items on our consolidated statements of income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of operations	73.9	68.0	73.3	67.5
Selling, general and administrative expenses	6.0	6.6	6.1	6.3
Merger, acquisition, restructuring and write-off charges	1.0	5.9	0.7	8.4
Litigation settlement charges	—	4.3	—	2.3

Operating income	19.1	15.2	19.9	15.5
Net investment income	2.2	3.4	2.3	3.7
Other income, net	2.0	1.3	1.0	0.7

Income before taxes	23.3	19.9	23.2	19.9
Income taxes	8.2	7.0	8.2	7.0

Net income	15.1%	12.9%	15.0%	12.9%

Second Quarter 2003 Compared to 2002

Revenue increased 16.8% to $570.0 million in the second quarter of 2003 from $488.2 million in the same period of 2002. In the second quarter of 2003 Network Services accounted for 28.8% of revenue, and Payment Services accounted for 71.2%. Network Services revenue increased 5.8% over the same period in 2002. This

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

increase was attributable to a 7.0% increase in transaction volumes that was offset by increased amortization of capitalized customer payments and reduced non-transaction processing fees. The increased transaction volumes from new and existing network and processing customers resulted from a 16.3% increase in STAR network POS transactions. Revenue from Payment Services increased 21.9% over the same period in 2002, due to interchange fee price increases and a 28.6% increase in transaction volumes, offset by price compression. Interchange fees in the second quarter of 2003 increased 32.9% or $65.9 million. Payment Services revenue, net of interchange fees, increased 5.3% or $7.0 million during this period due to transaction growth from the addition of large lower margin merchants and the expansion of relationships with existing lower margin merchants. Payment Services revenue, net of interchange fees, is an alternative GAAP revenue recognition method that Concord believes is useful to investors because it enables comparison with certain industry peers. The transaction volume increase is the weighted average of a 29.8% increase in PIN-debit card transactions, a 34.4% increase in EBT card transactions, a 24.4% increase in credit card and signature debit transactions, and a 90.9% increase in other card transactions at new and existing merchants.

Cost of operations increased in the second quarter of 2003 to 73.9% of revenue compared to 68.0% in the same period in 2002. Overall, cost of operations increased to $421.4 million in the second quarter of 2003 from $331.9 million in the same period in 2002. This increase was due to increased depreciation and amortization, the write-off of excess supplies inventory, and increased transaction volumes that resulted in increased interchange fees in Payment Services. The increased interchange fees as a percentage of revenue resulted from the addition of large lower margin merchants, the expansion of relationships with existing large lower margin merchants, and price increases instituted by the debit and credit networks.

Selling, general and administrative expenses decreased as a percentage of revenue to 6.0% in the second quarter of 2003 from 6.6% in the same period in 2002. Overall, selling, general and administrative expenses increased to $34.4 million in the second quarter of 2003 from $32.4 million in the same period in 2002. This increase was attributable to increased sales commissions and professional fees offset by reduced marketing expenses.

Merger, acquisition, restructuring and write-off charges decreased to $5.6 million in the second quarter of 2003 from $29.0 million in the same period in 2002. The charges incurred in the second quarter of 2003 included $6.1 million representing professional fees related to the First Data merger offset by a $0.5 million change in estimate related to our first and second quarter 2002 consolidation plans. The charges incurred in the same period in 2002 included $16.8 million for contract terminations, $4.1 million for exiting a non-strategic business, and $8.1 million for other activities.

There were no litigation settlement charges in the second quarter of 2003. Such charges in the same period in 2002 amounted to $20.8 million and represent credits and payments to merchants and former merchants, legal expenses, and claims administration expenses in connection with a settlement agreement relating to a purported class action lawsuit alleging that certain rate and fee charges were improper under Tennessee law due to allegedly deficient notice.

Operating income as a percentage of revenue increased to 19.1% in the second quarter of 2003 from 15.2% in the same period in 2002. This increase was due to a decrease of $23.4 million in merger, acquisition, restructuring, and write-off charges and a decrease of $20.8 million in litigation settlement charges, offset by the addition of lower margin revenue from large merchants.

Net investment income decreased as a percentage of revenue to 2.2% in the second quarter of 2003 from 3.4% in the same period in 2002. Overall, net investment income decreased 25.5% to $12.6 million in the second

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

quarter of 2003 compared to $16.8 million in the same period in 2002. This decrease resulted from lower rates of return and less cash available for investment due to the repurchase during the third and fourth quarters in 2002 of $393.5 million of our common stock.

Other income increased as a percentage of revenue to 2.0% in the second quarter of 2003 from 1.3% in the same period in 2002. This increase was due to increased gain on the sale of securities in the second quarter of 2003.

Our overall tax rate was 35.0% in the second quarter of both 2003 and 2002.

Net income as a percentage of revenue increased to 15.1% in the second quarter of 2003 from 12.9% in the same period in 2002. The components of this increase are explained above.

Six months ended June 30, 2003 compared to 2002

Revenue increased 19.8% to $1.1 billion in the six months ended June 30, 2003 from $909.9 million in the same period of 2002. In the six months ended June 30, 2003 Network Services accounted for 29.3% of revenue, and Payment Services accounted for 70.7%. Network Services revenue increased 6.3% over the same period in 2002. This increase was attributable to a 10.8% increase in transaction volumes that was offset by increased amortization of capitalized customer payments and favorable buyout and other fees in the six months ended June 30, 2002. The increased transaction volumes from new and existing network and processing customers resulted from a 19.1% increase in STAR network POS transactions. Revenue from Payment Services increased 26.5% over the same period in 2002, due to interchange fee price increases and a 30.1% increase in transaction volumes, offset by price compression. Interchange fees in the six months ended June 30, 2003 increased 38.1% or $137.4 million. Payment Services revenue, net of interchange fees, increased 9.6% or $23.8 million during this period due to transaction growth from the addition of large lower margin merchants and the expansion of relationships with existing lower margin merchants. Payment Services revenue, net of interchange fees, is an alternative GAAP revenue recognition method that Concord believes is useful to investors because it enables comparison with certain industry peers. The transaction volume increase is the weighted average of a 30.6% increase in PIN-debit card transactions, a 31.5% increase in EBT card transactions, a 26.6% increase in credit card and signature debit transactions, and a 91.4% increase in other card transactions at new and existing merchants.

Cost of operations increased in the six months ended June 30, 2003 to 73.3% of revenue compared to 67.5% in the same period in 2002. Overall, cost of operations increased to $798.8 million in the six months ended June 30, 2003 from $613.8 million in the same period in 2002. This increase was due to increased depreciation and amortization, the write-off of excess supplies inventory, and increased transaction volumes that resulted in increased interchange fees in Payment Services. The increased interchange fees as a percentage of revenue resulted from the addition of large lower margin merchants, the expansion of relationships with existing large lower margin merchants, and price increases instituted by the debit and credit networks.

Selling, general and administrative expenses decreased as a percentage of revenue to 6.1% in the six months ended June 30, 2003 from 6.3% in the same period in 2002. Overall, selling, general and administrative expenses increased to $66.3 million in the six months ended June 30, 2003 from $57.1 million in the same period in 2002. This increase was attributable to increased sales commissions and professional fees.

Merger, acquisition, restructuring and write-off charges decreased to $7.9 million in the six months ended June 30, 2003 from $76.5 million in the same period in 2002. The charges incurred in the six months ended

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

June 30, 2003 included $8.9 million representing professional fees related to the First Data merger offset by a $1.0 million change in estimate related to our first and second quarter 2002 consolidation plans. The charges incurred in the same period in 2002 included $24.1 million for the write-off of non-performing purchased merchant contracts, $16.8 million for contract terminations, $7.9 million for the write-off of capitalized software and equipment no longer in use, and $27.7 million for other activities.

There were no litigation settlement charges in the six months ended June 30, 2003. Such charges in the same period in 2002 amounted to $20.8 million and represent credits and payments to merchants and former merchants, legal expenses, and claims administration expenses in connection with a settlement agreement relating to a purported class action lawsuit alleging that certain rate and fee charges were improper under Tennessee law due to allegedly deficient notice.

Operating income as a percentage of revenue increased to 19.9% in the six months ended June 30, 2003 from 15.5% in the same period in 2002. This increase was due to a decrease of $68.6 million in merger, acquisition, restructuring, and write-off charges and a decrease of $20.8 million in litigation settlement charges, offset by the addition of lower margin revenue from large merchants.

Net investment income decreased as a percentage of revenue to 2.3% in the six months ended June 30, 2003 from 3.7% in the same period in 2002. Overall, net investment income decreased 25.3% to $24.9 million in the six months ended June 30, 2003 compared to $33.3 million in the same period in 2002. This decrease resulted from lower rates of return and less cash available for investment due to the repurchase during the third and fourth quarters in 2002 of $393.5 million of our common stock.

Other income increased as a percentage of revenue to 1.0% in the six months ended June 30, 2003 from 0.7% in the same period in 2002. This increase was due to increased gain on the sale of securities in the six months ended June 30, 2003.

Our overall tax rate decreased to 35.0% in the six months ended June 30, 2003 compared to 35.2% in the same period in 2002.

Net income as a percentage of revenue increased to 15.0% in the six months ended June 30, 2003 from 12.9% in the same period in 2002. The components of this increase are explained above.

Liquidity and Capital Resources

In the six months ended June 30, 2003 we generated cash of $540.9 million from operating activities. Included in this amount is $325.6 million from the change in settlement receivables and payables. Fluctuations in settlement receivable and payable balances are affected by the timing of settlements. If the end of a reporting period occurs on a Saturday or Sunday, we are due cash from the credit card associations that is payable to our merchants. If the end of a reporting period occurs on a Monday, we hold multiple days of cash that is payable to our merchants. This may inflate the period-end cash balance and cash provided by operating activities on our cash flow statement. Conversely, cash provided by operating activities may be adversely affected for the next reporting period depending on what day of the week the reporting period ends. All settlement cash balances are cleared in one or two business days. Inclusion of settlement in GAAP cash flows is not indicative of cash provided by operating activities unless settlement receivable and payable amounts are consistent from period to period.

We generally hold a significant amount of cash and securities because of the capital requirements of banking regulators and because of the liquidity requirements associated with conducting settlement operations

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

and owning ATM machines. During the six months ended June 30, 2003 we liquidated $119.8 million in securities available for sale, net of acquisitions. As of June 30, 2003, we held securities with a market value of $1.0 billion, including $172.9 million pledged as collateral for Federal Home Loan Bank (FHLB) advances. We invested $54.6 million in the six months ended June 30, 2003 in capital expenditures, which were for capitalized and purchased software and computer facilities and equipment.

We have historically financed our operations through net cash provided by operating activities, the issuance of equity, and the exercise of stock options. Our last public offering of common stock occurred in June 2001 when we received $420.6 million, net of underwriting and other expenses, for the 17.8 million shares of common stock we issued and sold. Proceeds from the exercise of stock options has decreased from historical amounts due to the per share market value of our common stock.

As of June 30, 2003, we had a line of credit with a financial institution totaling $20.0 million and no amounts were outstanding on this line of credit. This line of credit expired on July 1, 2003. As of June 30, 2003, we had $165.1 million of advances outstanding to, and $10.7 million in unused lines of credit with, the FHLB. In the six months ended June 30, 2003 we paid $32.9 million on FHLB advances, net of proceeds.

During the third and fourth quarters of 2002, we announced that our Board of Directors approved the repurchase of up to $500.0 million of our common stock. On July 29, 2003 we announced that our Board of Directors approved the repurchase of an additional $200.0 million of our common stock. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions. The Board’s approvals bring the total approved repurchase to $700.0 million. Due to the imposition of a blackout period during and following the negotiation and execution of the merger agreement with First Data, there were no shares repurchased during the six months ended June 30, 2003.

During the second quarter of 2003, we entered into amended and restated agreements for the financing, construction and leasing of a new corporate headquarters in Memphis, Tennessee. These agreements amend the previous agreements entered into during the third quarter of 2002 for the Memphis facility to include leasing existing facilities in Wilmington, Delaware, and Marietta, Georgia that were covered under other leasing agreements. The agreements qualify for operating lease accounting treatment under Statement of Financial Accounting Standards 13, “Accounting For Leases,” and, as such, the related assets and obligations are not recorded on our balance sheet. Upon completion of construction of the Memphis facility, which is expected in the fourth quarter of 2003, rent payments will begin and will be expensed in our statements of income. The minimum lease payments under these agreements are not material to us. At the end of the lease term, we have options that include the renewal of the leases and fixed-price purchase options on the land and facilities. We have guaranteed the residual value of the land and facilities at the end of the lease term to the owner / lessor for each facility. Under these guarantees, we would be responsible for a decline in fair value during the lease term up to an estimated maximum amount if we do not exercise our option to acquire the land and facilities at the end of the term of the leases. The following table summarizes the guarantees and certain aspects of the agreements:

Property Location	Lease Expiration	Renewal Option at Expiration	Value Guaranteed at Expiration	Total Cost Financed
Wilmington, DE	Jan 2010	One five-year term	$12.5 million	$15.0 million
Marietta, GA	Jan 2010	One five-year term	$16.7 million	$20.0 million
Memphis, TN	Jan 2010	One five-year term	$45.9 million	$55.0 million

Based on current market conditions, we do not expect to be required to make payments under these residual value guarantees.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

We are actively pursuing the renewal of our most significant Network Services customer contracts that would, if not renewed, terminate on December 31, 2004. These contracts accounted in 2002 for less than $100.0 million in revenue. There can be no assurance that such customer contracts will be renewed. We may be required to make material expenditures in order to secure the renewals. As negotiations of most of the renewals are in the early stages, we cannot currently predict the amount, if any, of such expenditures.

We and certain of our directors and certain of our officers have been named as defendants in a number of securities fraud class action lawsuits and shareholder derivative actions. Also, we are party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution or settlement of a particular lawsuit could have an adverse effect on our business, operating results, and financial condition.

In our agreement and plan of merger with First Data, we are obligated to pay a termination fee of $210.0 million under certain terms and conditions in the event the agreement is terminated.

We believe that our cash and cash equivalents, securities, available credit (unused lines of credit with the FHLB), and cash generated from operations are adequate to meet our capital and operating needs. Concord EFS National Bank, our wholly owned financial institution subsidiary, exceeded all required regulatory capital ratios as of June 30, 2003.

Effects of Inflation

Our assets are monetary, consisting of cash, assets convertible into cash, securities, and receivables. Because of their liquidity, these assets are not significantly affected by inflation; however, earnings and asset values are impacted by the interest rate environment. We believe that anticipated replacement costs of software, facilities, and equipment will not materially affect operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of our services.

CONCORD EFS, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2003 there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2002, refer to Exhibit 13 to our annual report on Form 10-K filed on March 27, 2003.

CONCORD EFS, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4.    Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time we are involved in various litigation matters arising out of the conduct of our business. Previously pending matters that are material to us were reported in our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 and our quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 9, 2003. There were no material developments in the litigation matters previously disclosed except for the developments discussed below.

As previously disclosed, a purported securities class action and two purported stockholder derivative actions are pending against us and certain of our current and former officers and directors, as well as other defendants. The following table lists certain information with respect to these actions, as of July 22, 2003:

Name of Proceeding	Filing Date†	Type of Case
In re Concord EFS, Inc. Derivative Litigation	September 9, 2002*	Derivative
In re Concord EFS, Inc. Securities Litigation	September 6, 2002**	Securities Fraud
In re Concord EFS, Inc. Derivative Litigation	September 13, 2002**	Derivative

†	For consolidated matters, the filing date represents the date on which the first component case was filed.
*	Pending in Tennessee state court in Memphis (Circuit Court)
**	Pending in the United States District Court for the Western District of Tennessee

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

On April 1, 2003 we filed a motion to dismiss the consolidated amended complaint filed in federal court in In re Concord EFS, Inc. Derivative Litigation. This motion was fully briefed as of May 30, 2003, but has yet to be ruled on by the court.

On May 2, 2003 we filed a motion to dismiss the consolidated amended complaint filed by the lead plaintiffs in In re Concord EFS, Inc. Securities Litigation. This motion was fully briefed as of June 25, 2003, but has yet to be ruled on by the court.

On June 20, 2003 we filed a motion to dismiss the consolidated complaint filed in Tennessee state court in In re Concord EFS, Inc. Derivative Litigation. This motion has yet to be ruled on by the court.

Although these matters are in the preliminary stages, we believe that the claims against us and our directors and officers are without merit and intend to vigorously defend against all claims.

On or about April 3 and 4, 2003 two purported class action complaints were filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis by Charles Reed and Coralyn Stransky. The defendants in these actions are certain of our current and former officers and directors. The complaints generally allege breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION—(Continued)

sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities and other derivative litigation discussed above. The complaints seek class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the court deems just and proper. These complaints were consolidated into one action (In Re Concord EFS, Inc. Shareholder Litigation) and transferred to the division of the Shelby County Circuit Court in which the Tennessee consolidated state-court derivative action (In Re Concord EFS, Inc. Derivative Litigation, filed September 9, 2002) is pending. Although these matters are in the preliminary stages, we believe that the claims against our officers and directors are without merit and we intend to vigorously contest these claims.

On or about April 2, 2003 a purported class action complaint was filed in the Chancery Court for Shelby County, Tennessee, by Barton K. O’Brien. The defendants are Concord, certain of our current and former officers and directors, and First Data. The complaint contains allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserts that this alleged misconduct reduced the consideration offered to our shareholders in the proposed merger between Concord and First Data. The complaint seeks class certification, attorneys’ fees, expert fees, costs and other relief the court deems just and proper. The complaint seeks an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. On June 25, 2003 this complaint was transferred to the Shelby County Circuit Court in which In Re Concord EFS, Inc. Shareholder Litigation is pending. This complaint is proceeding as a separate complaint from In re Concord EFS, Inc. Shareholder Litigation but has been consolidated with that case for pre-trial purposes. Although this matter is in the preliminary stages, we believe that the claims are without merit and we intend to vigorously contest these claims.

As previously disclosed, on April 1, 2003 we entered into a definitive agreement with First Data to merge in an all-stock transaction. The transaction is subject to regulatory approval by the Antitrust Division of the Department of Justice and certain state Attorneys General. These agencies are investigating the transaction for possible antitrust concerns. The Department of Justice issued a Request for Additional Information and Documentary Materials to us on June 12, 2003. We are endeavoring to comply with that request as quickly as possible. We may be unable to obtain the regulatory approvals required to complete the merger or, in order to do so, the combined company may be required to comply with material restrictions or conditions. Although we anticipate that antitrust regulatory clearance will be achieved within the second half of this year, delay, denial or condition of such clearance could result in loss or disadvantage to us.

On November 5, 2002 Richard R. Sutherland filed a lawsuit against a number of defendants, including Concord EFS National Bank in the Superior Court of California, County of Santa Clara. The plaintiff makes several allegations, including breach of contract, fraud and negligent misrepresentation arising out of business transactions between the plaintiff and Purchase Plus Buyers Group, an entity which formerly processed credit card transactions through Concord EFS National Bank. This lawsuit, for which we were recently served, seeks compensatory damages in the amount of $55,000 and punitive damages in the amount of $195.0 million. Although this matter is in the very preliminary stages, we believe that the claims are without merit and we intend to vigorously contest these claims.

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

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION—(Continued)

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

On October 31, 1996 Commonwealth Savings Bank (Commonwealth) filed a lawsuit against CoreStates Financial Corp. (CoreStates) in the Court of Common Pleas of Chester County, Pennsylvania. On August 6, 1997 Commonwealth added MONEY ACCESS SERVICE INC. (MASI), a subsidiary of ours, as a defendant therein, alleging that MASI is liable to Commonwealth for an amount in excess of $3.6 million based on claims arising out of alleged errors in the conversion of certain Meridian Bank branches to the MAC network and MASI processing at the time the branches were acquired by Commonwealth from CoreStates and CoreStates’ affiliates. Discovery is complete. The court has struck various reports and portions of reports submitted by Commonwealth’s damages experts. At a deposition in March 2000, Commonwealth’s expert testified to a damages calculation of $4.2 million. On November 15, 2002 CoreStates and MASI filed motions for partial summary judgment on all but a small part of Commonwealth’s remaining claim, which were denied on April 15, 2003. This case has been set for trial in February 2004. We believe that the claims against us are without merit and intend to continue to vigorously defend against all claims.

We are also a party to various routine lawsuits arising out of the conduct of our business, none of which is expected to have a material adverse effect upon our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders held on May 22, 2003, our stockholders elected the following nominees to our Board of Directors, with votes cast as follows:

•	Douglas C. Altenbern—392,944,256 shares for and 26,049,169 abstentions;

•	J. Richard Buchignani—392,064,988 shares for and 26,928,437 abstentions;

•	Richard M. Harter—387,801,562 shares for and 31,191,863 abstentions;

•	Bond R. Isaacson—391,784,972 shares for and 27,208,453 abstentions;

•	Richard P. Kiphart—329,518,211 shares for and 89,475,214 abstentions;

•	Edward A. Labry III—395,535,637 shares for and 23,457,788 abstentions;

•	Jerry D. Mooney—390,787,804 shares for and 28,205,621 abstentions;

•	Dan M. Palmer—313,097,769 shares for and 105,895,391 abstentions;

•	Shirley C. Raines—393,763,699 shares for and 25,229,726 abstentions;

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION—(Continued)

•	George F. Raymond—393,692,318 shares for and 25,301,107 abstentions;

•	Arthur N. Seessel III—390,801,626 shares for and 28,191,799 abstentions; and

•	Paul L. Whittington—390,817,146 shares for and 28,176,279 abstentions.

There were no votes cast against any nominee, and there were no broker non-votes with respect to any nominee.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger among Concord EFS, Inc., First Data Corporation and Monaco Subsidiary Corporation, dated as of April 1, 2003, is incorporated herein by reference to Exhibit 2.1 to Concord’s current report on Form 8-K (File No. 001-31527), filed on April 2, 2003.

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.1 to Concord’s registration statement on Form S-8 (File No. 333-90678), filed on June 18, 2002.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

10.1	Employment Agreement, dated as of April 1, 2003, by and between Concord EFS, Inc. and Dan M. Palmer, is incorporated herein by reference to Exhibit 10.4 to Concord’s quarterly report on Form 10-Q (File No. 001-31527), filed on May 9, 2003.

10.2	Employment Agreement, dated as of April 1, 2003, by and between Concord EFS, Inc. and Edward Labry, is incorporated herein by reference to Exhibit 10.5 to Concord’s quarterly report on Form 10-Q (File No. 001-31527), filed on May 9, 2003.

10.3	Amended and Restated Employment Agreement, dated May 29, 2003, by and between Concord EFS, Inc. and Edward T. Haslam

10.4	Amended and Restated Master Agreement, dated as of June 26, 2003, among Concord EFS, Inc., Concord Corporate Services, Inc. and certain other subsidiaries of Concord EFS, Inc. that may thereafter become party thereto, SunTrust Equity Funding, LLC, certain financial institutions parties thereto, and SunTrust Bank

10.5	Amended and Restated Master Lease Agreement, dated as of June 26, 2003, between SunTrust Equity Funding, LLC, and Concord EFS, Inc., Concord Corporate Services, Inc. and certain other subsidiaries of Concord EFS, Inc.

10.6	Amended and Restated Construction Agency Agreement, dated as of June 26, 2003, between SunTrust Equity Funding, LLC and Concord EFS, Inc.

10.7	Amended and Restated Loan Agreement, dated as of June 26, 2003, among SunTrust Equity Funding, LLC, the financial institutions party thereto and SunTrust Bank

10.8	Amended and Restated Guaranty Agreement, dated as of June 26, 2003, from Concord EFS, Inc.

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION—(Continued)

Exhibit No.	Description
10.9	Amended and Restated Subsidiary Guaranty Agreement, dated as of June 26, 2003, from Concord Corporate Services, Inc., Star Systems, LLC and the other entities that are signatories thereto as a Guarantor

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cautionary Statements

(b)  Reports on Form 8-K

On April 2, 2003 we filed a current report on Form 8-K to file, under Item 5 of that form, our agreement and plan of merger with First Data and the related press release.

On April 29, 2003 we filed a current report on Form 8-K to furnish, under Item 12 of that form, our press release containing earnings information for our first quarter of 2003 ended March 31, 2003.

On July 29, 2003 we filed a current report on Form 8-K to furnish, under Item 12 of that form, our press release containing earnings information for our second quarter of 2003 ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORD EFS, INC.

Date: August 11, 2003:	By:	/s/ DAN M. PALMER

Dan M. Palmer Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2003:	By:	/s/ BOND R. ISAACSON

Bond R. Isaacson Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2003:	By:	/s/ EDWARD T. HASLAM

Edward T. Haslam Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

CONCORD EFS, INC. AND SUBSIDIARIES

FORM 10-Q LISTING OF EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger among Concord EFS, Inc., First Data Corporation and Monaco Subsidiary Corporation, dated as of April 1, 2003, is incorporated herein by reference to Exhibit 2.1 to Concord’s current report on Form 8-K (File No. 001-31527), filed on April 2, 2003.

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.1 to Concord’s registration statement on Form S-8 (File No. 333-90678), filed on June 18, 2002.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

10.1	Employment Agreement, dated as of April 1, 2003, by and between Concord EFS, Inc. and Dan M. Palmer, is incorporated herein by reference to Exhibit 10.4 to Concord’s quarterly report on Form 10-Q (File No. 001-31527), filed on May 9, 2003.

10.2	Employment Agreement, dated as of April 1, 2003, by and between Concord EFS, Inc. and Edward Labry, is incorporated herein by reference to Exhibit 10.5 to Concord’s quarterly report on Form 10-Q (File No. 001-31527), filed on May 9, 2003.

10.3	Amended and Restated Employment Agreement, dated May 29, 2003, between Concord EFS, Inc. and Edward T. Haslam

10.4	Amended and Restated Master Agreement, dated as of June 26, 2003, among Concord EFS, Inc., Concord Corporate Services, Inc. and certain other subsidiaries of Concord EFS, Inc. that may thereafter become party thereto, SunTrust Equity Funding, LLC, certain financial institutions parties thereto, and SunTrust Bank

10.5	Amended and Restated Master Lease Agreement, dated as of June 26, 2003, between SunTrust Equity Funding, LLC, and Concord EFS, Inc., Concord Corporate Services, Inc. and certain other subsidiaries of Concord EFS, Inc.

10.6	Amended and Restated Construction Agency Agreement, dated as of June 26, 2003, between SunTrust Equity Funding, LLC and Concord EFS, Inc.

10.7	Amended and Restated Loan Agreement, dated as of June 26, 2003, among SunTrust Equity Funding, LLC, the financial institutions party thereto and SunTrust Bank

10.8	Amended and Restated Guaranty Agreement, dated as of June 26, 2003, from Concord EFS, Inc.

10.9	Amended and Restated Subsidiary Guaranty Agreement, dated as of June 26, 2003, from Concord Corporate Services, Inc., Star Systems LLC and the other entities that are signatories thereto as a Guarantor

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CONCORD EFS, INC. AND SUBSIDIARIES

FORM 10-Q LISTING OF EXHIBITS—(Continued)

Exhibit No.	Description

32.2	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cautionary Statements