Form 10-Q
period 2003-09-30
CONCORD EFS INC
filed 2003-11-07
CIK 740112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER

SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2003 was 465,122,798.

CONCORD EFS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – Financial Information

Item 1.	Financial Statements (Unaudited)

CONCORD EFS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$521,747	$471,825
Securities available for sale	801,334	985,400
Accounts receivable, net	133,802	129,983
Settlement receivables, net	39,912	24,958
Inventories	24,352	19,983
Prepaid expenses and other current assets	27,481	48,633
Deferred income taxes	15,767	5,569

TOTAL CURRENT ASSETS	1,564,395	1,686,351
Securities available for sale	130,800	139,092
Property and equipment, net	347,639	338,558
Goodwill, net	265,040	265,460
Other intangible assets, net	46,853	57,073
Other assets, net	84,318	41,906

TOTAL ASSETS	$2,439,045	$2,528,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other liabilities	$20,960	$25,252
Settlement payables	202,572	165,349
Deposits	27,028	78,133
Accrued liabilities	70,439	53,617
Income taxes payable	36,523	16,527
Current maturities of long-term debt	18,951	58,940

TOTAL CURRENT LIABILITIES	376,473	397,818
Long-term debt	130,800	139,092
Deferred income taxes	65,225	62,343
Other liabilities	7,938	7,962

TOTAL LIABILITIES	580,436	607,215

Commitments and contingent liabilities	—	—
Minority interest in subsidiary	5,869	5,063

STOCKHOLDERS’ EQUITY
Common stock, $0.33 1/3 par value; authorized 1,500,000 shares, issued and outstanding 465,121 at September 30, 2003 and 486,461 at December 31, 2002	155,040	162,154
Additional paid-in capital	990,547	986,416
Retained earnings	713,934	756,605
Accumulated other comprehensive income (loss)	(6,781)	10,987

TOTAL STOCKHOLDERS’ EQUITY	1,852,740	1,916,162

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,439,045	$2,528,440

See Notes to Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)

Revenue	$588,486	$514,389	$1,678,391	$1,424,251
Cost of operations	421,922	367,179	1,220,768	980,996
Selling, general and administrative expenses	34,139	31,233	100,393	88,372
Merger, acquisition, restructuring and write-off charges	9,491	—	17,440	76,506
Litigation settlement charges (credits)	—	(11,000)	—	9,761

OPERATING INCOME	122,934	126,977	339,790	268,616
Other income and expense:
Investment income	12,455	20,653	41,718	59,723
Interest expense	1,890	3,054	6,259	8,816
Other income, net	7,166	1,023	18,314	7,937

INCOME BEFORE TAXES AND MINORITY INTEREST	140,665	145,599	393,563	327,460
Income taxes	47,826	50,959	136,340	115,033

INCOME BEFORE MINORITY INTEREST	92,839	94,640	257,223	212,427
Minority interest in net income of subsidiary	255	311	806	671

NET INCOME	$92,584	$94,329	$256,417	$211,756

PER SHARE DATA:
Basic earnings per share	$0.19	$0.18	$0.53	$0.41

Diluted earnings per share	$0.19	$0.18	$0.52	$0.40

AVERAGE SHARES OUTSTANDING:
Basic shares	475,382	512,546	482,830	510,973

Diluted shares	486,749	527,856	493,356	530,255

See Notes to Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2002
	(in thousands)
OPERATING ACTIVITIES
Net income	$256,417	$211,756
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest in subsidiary	806	671
Provision for (recovery of) losses on receivables and loans	2,572	(81)
Depreciation and amortization	81,093	64,537
Deferred income taxes	2,254	14,671
Net realized gain on sales of securities available for sale	(20,624)	(2,035)
Restructuring charges	190	38,339
Changes in operating assets and liabilities:
Settlement receivables and payables, net	21,359	(32,381)
Accounts receivable	(5,481)	(21,794)
Inventories	(4,369)	517
Prepaid expenses and other assets	(25,279)	(1,268)
Accounts payable and other liabilities	33,699	41,748
Other, net	3,617	(227)

NET CASH PROVIDED BY OPERATING ACTIVITIES	346,254	314,453
INVESTING ACTIVITIES
Acquisition of securities available for sale	(750,249)	(665,725)
Proceeds from sales of securities available for sale	702,529	558,543
Proceeds from maturity of securities available for sale	229,747	131,483
Acquisition of alternative investments	—	(195,546)
Purchases of loans	—	(17,716)
Proceeds from sales of loans	1,918	53,534
Other net change in loans	2,111	41,827
Acquisition of property and equipment	(79,118)	(100,409)
Purchase of merchant contracts	(1,036)	(1,380)
Business acquisitions, net	—	(17,240)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	105,902	(212,629)
FINANCING ACTIVITIES
Net decrease in deposits	(51,105)	(29,298)
Proceeds from borrowings	41,400	149,900
Payments on borrowings	(89,681)	(52,118)
Purchase and retirement of common stock	(306,343)	(68,365)
Proceeds from exercise of stock options	3,495	22,819
Payments on leases payable	—	(243)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(402,234)	22,695

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,922	124,519
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	471,825	682,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$521,747	$807,425

See Notes to Consolidated Financial Statements.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Concord EFS, Inc. and Subsidiaries (Concord) annual report on Form 10-K filed March 27, 2003 for the year ended December 31, 2002.

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

(Unaudited)

Note A - Significant Accounting Policies, continued

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition: Revenue from credit card and other transaction processing activities is recorded when the service is provided. Network Services revenue is recorded gross of network fees and net of interchange fees. Payment Services revenue is recorded gross of network and interchange fees. For both Network Services and Payment Services, network fees represent amounts charged to Concord by the card associations and debit networks and billed to its clients. In accordance with EITF 01-14, as discussed below, Concord recognizes these amounts as both a component of revenue and expense in its financial statements. Network Services interchange fees represent amounts paid to Concord from the card associations as the card issuer processor and subsequently paid by Concord to the card issuer. In accordance with EITF 02-16, as discussed below, Network Services revenue excludes this interchange fee. In contrast, Payment Services interchange fees are collected from Concord’s merchant clients, not the card association or network vendor, and as a result are reported as both a component of revenue and expense. Payment Services interchange fees amounted to $268.6 million and $220.1 million for the three months ended September 30, 2003 and 2002, respectively. Payment Services interchange fees amounted to $766.4 million and $580.5 million for the nine months ended September 30, 2003 and 2002, respectively.

In January 2003 the EITF reached a consensus on Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements entered into or modified subsequent to December 31, 2002 and require all amounts received from vendors to be accounted for as a reduction of the cost of the products or services purchased unless certain criteria are met. Concord elected to early adopt the provisions of EITF 02-16 in the fourth quarter of 2002.

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

(Unaudited)

Note A - Significant Accounting Policies, continued

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

Revenue from service contracts and product sales is recognized when the service is provided or title to the equipment passes to the customer. Concord changed its method of recognizing revenue for product sales in the third quarter of 2003. Prior to the third quarter, Concord had recognized revenue for product sales when the equipment was shipped. This change in accounting policy did not necessitate a restatement of the financial statements because the impact of the change was not material. Service contracts and related sales include all revenues under system service contracts, including revenue from sales of terminal hardware when the contract includes such sales.

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

(Unaudited)

Note A - Significant Accounting Policies, continued

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

Other Assets: Other assets, net of accumulated amortization, include $71.9 million as of September 30, 2003 and $29.9 million as of December 31, 2002 for capitalized payments made to customers, which are amortized over the life of the customer contract and are recoverable on a pro-rata basis upon early termination. These payments represent reimbursement of customer costs to convert to Concord’s systems and contract renewal payments.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Significant Accounting Policies, continued

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

Income Taxes: Concord accounts for income taxes using the liability method. Concord’s overall tax rate was reduced to 34.0% for the three months ended September 30, 2003 from 35.0% for the six months ended June 30, 2003. This decrease was due to a reassessment of our effective tax rate based on filing our 2002 federal and state tax returns in the third quarter of 2003.

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

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Significant Accounting Policies, continued

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income as reported	$92,584	$94,329	$256,417	$211,756
Basic earnings per share as reported	$0.19	$0.18	$0.53	$0.41
Diluted earnings per share as reported	$0.19	$0.18	$0.52	$0.40
Stock-based compensation cost, net of tax, included in the determination of net income as reported	—	—	—	$4,844
Stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all stock option grants	$10,679	$10,899	$31,653	$30,123
Pro forma net income	$81,905	$83,430	$224,764	$181,633
Pro forma basic earnings per share	$0.17	$0.16	$0.47	$0.36
Pro forma diluted earnings per share	$0.17	$0.16	$0.46	$0.34

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

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Significant Accounting Policies, continued

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

In November 2002 the Financial Accounting Standards Board issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material effect on Concord’s financial statements.

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

In January 2003 the Financial Accounting Standards Board issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Significant Accounting Policies, continued

the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the variable interest entity was established. The consolidation provisions of FIN 46 did not have an effect on Concord’s financial statements.

Reclassification: Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note B - Business Combinations and Merger, Acquisition, Restructuring and Write-Off Charges

On April 1, 2003 First Data Corporation (First Data) and Concord entered into a definitive agreement to merge in an all-stock transaction. Upon completion of the transaction, the combined company is expected to have approximately $10.0 billion in annual revenues with more than 31,000 employees worldwide.

First Data will exchange 0.40 First Data common shares for every Concord common share. Upon completion of the transaction, based on the number of FDC and Concord shares and options outstanding on September 8, 2003, Concord stockholders are expected to own approximately 21% of the outstanding shares of First Data on a fully diluted basis. On October 28, 2003, at their respective special meetings, the stockholders of First Data and Concord approved of the agreement to merge. The transaction remains, however, subject to various regulatory approvals and other customary closing conditions. Currently a lawsuit filed by the Antitrust Division of the Department of Justice and the Attorneys General of seven states and the District of Columbia is pending challenging the proposed merger. This case is set for trial on December 15, 2003.

Professional fees and other costs of $9.5 million and $18.4 million related to the First Data merger were recorded during the three months and nine months ended September 30, 2003, respectively, and are included in merger, acquisition, restructuring and write-off charges.

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

On March 1, 2002 Concord acquired The Logix Companies, LLC, an electronic transaction processor. Logix technology supplies new features to Concord’s check conversion and risk management services, and the Logix ATM driving business serves independent sales organizations. The acquisition, for which Concord issued approximately 0.9 million shares of its common stock valued at $28.8 million and paid approximately $6.3 million in cash, was

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note B - Business Combinations and Merger, Acquisition, Restructuring and Write-Off Charges, continued

accounted for as a purchase transaction and is immaterial to Concord’s results of operations. The allocation of the purchase price was based on a valuation study completed in the fourth quarter of 2002.

On January 1, 2002 Concord acquired H & F Services, Inc., an independent sales organization, for $8.9 million in cash. Prior to the acquisition, Concord had purchased merchant contracts from H & F Services. The acquisition was intended to establish control over this sales channel with product, pricing, compensation, and productivity initiatives. The acquisition was accounted for as a purchase transaction and is immaterial to Concord’s financial statements. The H & F Services stock purchase agreement contains deferred purchase price payments through 2007 subject to the terms and conditions contained therein. As of September 30, 2003, the deferred payments amounted to $3.1 million.

During the second quarter of 2002, management approved a plan in conjunction with the Core Data acquisition and continued consolidation initiatives to improve overall operating efficiencies. Merger, acquisition, restructuring and write-off charges relating to the second quarter 2002 plan were $27.9 million. The charge consisted of $16.2 million for contract terminations, $3.8 million for exiting a non-strategic business, $0.6 million for closing and consolidating certain facilities, and $0.9 million for compensation and severance. In addition, the charge included stock compensation charges of $4.8 million related to the modification of stock options of terminated employees and asset impairment charges of $1.6 million recorded as an adjustment to the write-off of non-performing purchased merchant contracts. In connection with the plan, Concord eliminated 24 positions as of June 30, 2003. Compensation and severance costs paid and charged against the restructuring charge accrual were $0.5 million through September 30, 2003. As of September 30, 2003, $0.4 million of the charges were accrued but unpaid. Concord substantially completed the plan by June 30, 2003.

The following table presents a summary of current year activity through September 30, 2003 related to the second quarter 2002 restructuring charge accrual (in thousands):

Balance, December 31, 2002	$3,876
Changes in estimate	(414)
Cash outlays	(2,823)
Non-cash writedowns and charges—asset impairment	(190)

Balance, September 30, 2003	$449

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note B - Business Combinations and Merger, Acquisition, Restructuring and Write-Off Charges, continued

Substantially all of the changes in estimates noted above are attributable to actual costs to shut down ATM operating platforms of an existing subsidiary and convert to Core Data’s operating platforms being less than expected and lower than anticipated costs related to terminations of Concord contracts.

The following table presents a summary of the remaining components related to the second quarter 2002 restructuring charge accrual (in thousands):

Non-strategic business closures	$43
Compensation and severance	406

Balance, September 30, 2003	$449

During the first quarter of 2002, management approved a corporate consolidation plan initiated to continue improvements in overall operating efficiency and integrate recent acquisitions. Merger, acquisition, restructuring and write-off charges relating to the first quarter 2002 plan were $46.1 million. The charge consisted of $7.2 million for closing and consolidating certain facilities, $5.5 million for compensation and severance, and $3.0 million for exiting non-strategic businesses. In addition, asset impairment charges of $22.5 million were incurred for the write-off of non-performing purchased merchant contracts identified in the first quarter of 2002 and $7.9 million was incurred for the write-off of capitalized software and computer and communications equipment no longer in use. In connection with the plan, Concord eliminated approximately 165 positions as of March 31, 2003. Compensation and severance costs paid and charged against the restructuring charge accrual were $5.5 million through September 30, 2003. As of September 30, 2003, $3.4 million of the charges were accrued but unpaid. Concord substantially completed the consolidation plan by March 31, 2003.

The following table presents a summary of current year activity through September 30, 2003 related to the first quarter 2002 restructuring charge accrual (in thousands):

Balance, December 31, 2002	$6,852
Changes in estimate	(563)
Cash outlays	(2,907)

Balance, September 30, 2003	$3,382

Substantially all of the changes in estimate related to the first quarter 2002 plan are attributable to lower compensation and severance costs than originally estimated.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note B - Business Combinations and Merger, Acquisition, Restructuring and Write-Off Charges, continued

The following table presents a summary of the remaining components related to the first quarter 2002 restructuring charge accrual (in thousands):

Facility closings and consolidations (lease obligations)	$3,364
Non-strategic business closures	18

Balance, September 30, 2003	$3,382

Note C - Goodwill and Other Intangible Assets

The following table presents changes to unamortized goodwill by Concord’s reporting units (in thousands):

	Network Services	Payment Services	Total
Balance, December 31, 2002	$193,943	$71,517	$265,460
Purchase price adjustment	—	(420)	(420)

Balance, September 30, 2003	$193,943	$71,097	$265,040

The purchase price adjustment represents the reversal, recorded in the first quarter of 2003, of estimated accrued liabilities in connection with the acquisition of H & F Services.

Note D - Comprehensive Income

Total comprehensive income was $79.9 million and $100.4 million for the three months ended September 30, 2003 and 2002, respectively. Total comprehensive income was $238.6 million and $229.2 million for the nine months ended September 30, 2003 and 2002, respectively. Comprehensive income includes net income and the change in the unrealized gain or loss on securities available for sale arising during the period.

Note E - Commitments and Contingencies

During the second quarter of 2003, Concord entered into amended and restated agreements for the financing, construction and leasing of a new corporate headquarters in Memphis, Tennessee. These agreements amend the previous agreements entered into during the third quarter of 2002 for the Memphis facility to include leasing existing facilities in Wilmington, Delaware, and Marietta, Georgia that were covered under other leasing agreements. The agreements qualify for operating lease accounting treatment under Statement of Financial Accounting Standards 13, “Accounting For Leases,” and, as such, the related assets and obligations are not recorded on Concord’s balance sheet. Upon completion of construction of the Memphis facility, which is

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E - Commitments and Contingencies, continued

expected in the fourth quarter of 2003, rent payments will begin and will be expensed in Concord’s statements of income. The minimum annual lease payments under these agreements are not material to Concord. The following table summarizes certain aspects of these agreements:

Property Location	Lease Expiration	Renewal Option at Expiration	Value Guaranteed at Expiration	Total Cost Financed
Wilmington, DE	Jan. 2010	One five-year term	$12.5 million	$15.0 million
Marietta, GA	Jan. 2010	One five-year term	$16.7 million	$20.0 million
Memphis, TN	Jan. 2010	One five-year term	$45.9 million	$55.0 million

The renewals, including economic terms of the leases during the renewal term, are subject to the consent of the lessor and lenders. In addition to the renewal option, Concord also has the option of purchasing the related property for the lease balance or remarketing the property for the lessor at the end of the initial and any renewal term. Concord has guaranteed the value realizable from the sale of the property at the end of the lease term as indicated in the table above. Should Concord elect to market the property for the lessor at the end of the lease term, Concord would be responsible for the difference in the sale proceeds and the value guaranteed above. As of September 30, 2003, the fair value of the guarantee of $1.4 million was recorded as other assets and other liabilities on Concord’s balance sheet and will be amortized using the straight-line method over the lease term. Based on current market conditions, Concord does not expect to be required to make payments under these residual value guarantees.

Concord is actively pursuing the renewal of its most significant Network Services customer contracts that would, if not renewed, terminate on December 31, 2004. These contracts accounted in 2002 for less than $100.0 million in revenue. There can be no assurance that such customer contracts will be renewed. Concord may be required to make material expenditures in order to secure the renewals. As negotiations of certain contract renewals are ongoing, Concord cannot currently predict the aggregate amount of such expenditures.

Pursuant to the terms of a change of control agreement with an unaffiliated third party, Concord will be required, upon the consummation of the proposed merger with First Data, to make a payment of $5.0 million to that party, plus an additional $5.0 million depending on the amount of certain revenues during the six-month period immediately preceding the merger.

In the agreement and plan of merger with First Data, Concord is obligated to pay a termination fee of $210.0 million under certain terms and conditions in the event the agreement is terminated.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E - Commitments and Contingencies, continued

On October 23, 2003 the Antitrust Division of the Department of Justice and the Attorneys General of the states of Connecticut, Illinois, Louisiana, Massachusetts, New York, Ohio, Texas and the District of Columbia filed a complaint in the United States District Court for the District of Columbia challenging the proposed merger of Concord and First Data. The complaint alleges that the merger would likely substantially lessen competition in the provision of PIN debit network services in violation of the Clayton Act. The complaint seeks an order permanently enjoining Concord and First Data from consummating the proposed merger, attorneys’ fees and costs and other relief the court deems just and proper. This case has been set for trial on December 15, 2003.

As a result of this complaint, Concord may be unable to obtain the regulatory approvals required to complete the merger or, in order to obtain the necessary approval, the combined company may be required to comply with material restrictions or conditions. Denial or condition of such regulatory approvals could result in loss or disadvantage to Concord. Although this matter is in the preliminary stages, Concord believes that the claims are without merit and intends to vigorously defend against all claims.

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

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E - Commitments and Contingencies, continued

On May 2, 2003 Concord filed a motion to dismiss the consolidated amended complaint filed by the lead plaintiffs in the purported securities fraud class action pending in the United States District Court for the Western District of Tennessee. This motion was fully briefed as of June 25, 2003, but has yet to be ruled on by the court.

On June 20, 2003 Concord filed a motion to dismiss the consolidated complaint filed in the shareholder derivative litigation pending in Tennessee state court. This motion has yet to be ruled on, but the court has permitted the plaintiffs to conduct limited, expedited discovery pertaining to the proposed merger. On October 27, 2003 the plaintiffs in this matter filed a motion to temporarily enjoin Concord’s shareholder vote on the proposed merger. This motion was denied by the court the same day.

On July 30, 2003 Concord, National Payment Systems Inc., and Concord Payment Systems (CPS) were named as defendants in a lawsuit in New York State Supreme Court. The plaintiff was the principal of a business that had contracted to have CPS provide credit card processing services. CPS has unsuccessfully sought to collect $90,000 of the business’s unpaid obligations from the plaintiff, based upon his personal guaranty. The complaint alleges claims of defamation and tortious interference, asserting that the plaintiff did not sign a guaranty and that CPS wrongfully reported his failure to honor the guaranty to credit rating agencies. The complaint seeks damages in excess of $10.0 million and to compel CPS to withdraw its report to the credit rating agencies. On October 13, 2003 Concord and CPS answered the complaint, denying the allegations and asserting counterclaims against the plaintiff. Although this matter is in the preliminary stages, Concord believes that the claims against it are without merit and it intends to vigorously defend against all claims.

On April 30, 2003 CPS was named as a defendant in a lawsuit originally filed in August 2002 in New York State Supreme Court. The plaintiffs allege that CPS engaged in unfair competition and tortious interference by allegedly hiring a former employee of one of the plaintiffs and then allegedly using trade secrets that the employee misappropriated from that plaintiff. The complaint seeks damages in the amount of $4.0 million for unspecified losses. On July 31, 2003 CPS answered the complaint, denying the allegations, asserting that it had never hired or otherwise had contact with the individual in question. Although this matter is in the preliminary stages, Concord believes that the claims are without merit and it intends to vigorously defend against all claims.

On or about April 3 and 4, 2003 two purported class action complaints were filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis. The defendants in those actions were certain of Concord’s current and former officers and directors. The complaints generally alleged breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E - Commitments and Contingencies, continued

order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities and other derivative litigation discussed above. The complaints sought class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the court deems just and proper. These complaints were consolidated into one action and transferred to the division of the Shelby County Circuit Court in which the Tennessee consolidated state-court derivative action is pending.

On or about April 2, 2003 an additional purported class action complaint was filed in the Chancery Court for Shelby County, Tennessee. The defendants were Concord, certain of its current and former officers and directors, and First Data. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to Concord’s shareholders in the proposed merger between Concord and First Data. The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. On June 25, 2003 this complaint was transferred to the Shelby County Circuit Court in which the now consolidated class actions filed April 3 and 4 are pending. Through a court-ordered second amended consolidated complaint filed September 19, 2003, this matter was consolidated with that matter. On October 15, 2003, the plaintiffs moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. On October 17, 2003 the plaintiffs filed a motion for preliminary injunction to enjoin the shareholder vote on the proposed merger and/or the merger itself. The court denied the plaintiffs’ motion on October 20, 2003 but ordered deposition discovery on an expedited basis. On October 27, 2003 the plaintiffs filed a renewed motion to enjoin the shareholder vote, which was denied by the court the same day. Although this matter is in the preliminary stages, Concord believes that the claims are without merit and intends to vigorously contest these claims.

In November 2002 Concord EFS National Bank was named one of several defendants in a lawsuit in the Superior Court of California, County of Santa Clara. The plaintiff made several allegations, including breach of contract, fraud and negligent misrepresentation arising out of business transactions between the plaintiff and Purchase Plus Buyers Group, an entity which formerly processed credit card transactions through Concord EFS National Bank. This lawsuit, sought compensatory damages in the amount of $55,000 and punitive damages in the amount of $195.0 million. Concord EFS National Bank filed a demurrer seeking dismissal of the

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E - Commitments and Contingencies, continued

complaint. The court granted the motion on October 10, 2003 with leave to amend. Should the plaintiff file an amended complaint, Concord intends to vigorously contest the plaintiff’s claims.

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

Concord moved to dismiss all four claims. On March 16, 2003, the court entered an order, finding that the claim for violation of N.J.S.A. 44:10-75(c) should be dismissed with prejudice and that the claims for violation of New Jersey’s Consumer Fraud Act and for breach of contract should be dismissed without prejudice, but the court denied Concord’s motion to dismiss as to the negligence claim. On April 16, 2003 a First Amended Complaint was filed alleging violation of New Jersey’s Consumer Fraud Act and negligence and seeking unspecified compensatory and punitive damages, attorneys’ fees, and injunctive and other relief. Although this matter is in the preliminary stages, Concord believes that the claims against it are without merit and intends to vigorously defend against all claims.

In June 2002 Concord EFS National Bank, Concord, and John Doe Corporations were named as defendants in a purported class action lawsuit filed in the United States District Court for the Western District of Tennessee. The plaintiffs alleged that Concord changed fees and charges without providing the requisite notice, charged merchants for transactions that never occurred, and failed to route payments in accordance with the plaintiffs’ instructions. The plaintiffs alleged fraud, breach of contract, conversion, and causes of action under the Tennessee Consumer Protection Act and the Racketeer Influenced and Corrupt Organizations Act (RICO). The class plaintiffs sought to certify consisted of all merchant customers of Concord EFS National Bank, Concord, or John Doe Corporations, who were subject to charges that were not fully disclosed on their statements, charges for transactions which the merchant never undertook, and/or charges in excess of the amount agreed upon in their contracts. The lawsuit sought unspecified compensatory and punitive damages, attorneys’ fees, and other relief. Concord moved to dismiss all claims, the motion was granted by the court on August 13, 2003 and judgment was entered in favor of Concord EFS National Bank and Concord on August 19, 2003. On September 11, 2003 the plaintiffs filed a notice of appeal. No briefing schedule has yet been set. Concord intends to vigorously defend this appeal.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E - Commitments and Contingencies, continued

In October 1996 Commonwealth Savings Bank (Commonwealth) filed a lawsuit against CoreStates Financial Corp. (CoreStates) in the Court of Common Pleas of Chester County, Pennsylvania. On August 6, 1997 Commonwealth added MONEY ACCESS SERVICE INC. (MASI), a Concord subsidiary, as a defendant therein, alleging that MASI is liable to Commonwealth for an amount in excess of $3.6 million based on claims arising out of alleged errors in the conversion of certain Meridian Bank branches to the MAC network and MASI processing at the time the branches were acquired by Commonwealth from CoreStates and CoreStates’ affiliates. Discovery is complete. The court has struck various reports and portions of reports submitted by Commonwealth’s damages experts. At a deposition in March 2000, Commonwealth’s expert testified to a damages calculation of $4.2 million. On November 15, 2002 CoreStates and MASI filed motions for partial summary judgment on all but a small part of Commonwealth’s remaining claim, which were denied on April 15, 2003. This case has been set for trial on February 2, 2004. On September 22, 2003, the court heard MASI’s motion in limine relating to expert testimony and requesting a Frye hearing but has not ruled on this motion. Concord believes that the claims against it are without merit and intends to continue to vigorously defend against all claims.

Concord is also a party to various routine lawsuits arising out of the conduct of its business, none of which is expected to have a material adverse effect upon Concord’s financial condition or results of operations.

Note F - Stockholders’ Equity

During the third and fourth quarters of 2002, Concord’s Board of Directors approved the repurchase of up to $500.0 million of its common stock. On July 29, 2003 Concord announced that its Board of Directors approved the repurchase of an additional $200.0 million of its common stock. Under the repurchase plan, Concord may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions. The Board’s approvals bring the total potential repurchase to $700.0 million. As of September 30, 2003, a total of 48.6 million shares at an aggregate cost of $699.9 million had been purchased and retired pursuant to the repurchase plan since the plan was initiated. During the third quarter of 2003, a total of 21.8 million shares at an aggregate cost of $306.3 million were repurchased. All repurchases were made in the third and fourth quarters of 2002 and the third quarter of 2003 in the open market without the use of any derivative instruments. Due to the imposition of a blackout period during and following the negotiation and execution of the merger agreement with First Data and Concord’s fourth quarter 2002 earnings release, there were no shares repurchased during the first and second quarters of 2003. Concord immediately retires its common stock when purchased. Upon retirement, Concord reduces retained earnings for the excess of purchase price over par value.

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note G - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net income	$92,584	$94,329	$256,417	$211,756

Denominator:
Denominator for basic earnings per share, weighted-average shares	475,382	512,546	482,830	510,973
Effect of dilutive stock options	11,367	15,310	10,526	19,282

Denominator for diluted earnings per share, weighted-average shares and assumed conversions	486,749	527,856	493,356	530,255

Basic earnings per share	$0.19	$0.18	$0.53	$0.41

Diluted earnings per share	$0.19	$0.18	$0.52	$0.40

The number of anti-dilutive stock options not included above was 14,403,701 shares and 14,267,401 shares for the three months ended September 30, 2003 and 2002, respectively. The number of anti-dilutive stock options not included above was 15,980,015 shares and 9,282,967 shares for the nine months ended September 30, 2003, and 2002, respectively.

Note H - Operations by Business Segment

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

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note H - Operations by Business Segment, continued

services Concord provides, plus the interchange and network fees charged to Concord by the debit networks.

Concord evaluates performance and allocates resources based on profit or loss from operations. Items classified as “Other” include amounts not identifiable with the two reported segments described above. The accounting policies of the reportable segments are the same as those described in “Note A - Significant Accounting Policies.”

Concord’s reportable segments are business units that are managed separately because they offer distinct products for different end users. No single customer of Concord accounts for a material portion of Concord’s revenue.

As previously disclosed, Concord had expected to organize a new segment during the 2003 fiscal year. The new Risk Management Services segment would provide software, information, and analysis to financial institutions, retailers, government service providers, and other businesses to assist in fraud prevention and reduction. In part as a result of Concord’s agreement and plan of merger with First Data, it has not yet determined when or if Concord will organize a Risk Management Services segment.

Business segment information for the three months and nine months ended September 30, 2003 and 2002 is presented as follows (in thousands):

	Three months ended September 30, 2003
	Network Services	Payment Services	Other	Total
Revenue	$169,171	$419,315	$—	$588,486
Cost of operations	67,229	354,693	—	421,922
Selling, general and administrative expenses	—	—	34,139	34,139
Merger, acquisition, restructuring and write-off charges	4,450	5,041	—	9,491
Litigation settlement charges (credits)	—	—	—	—
Investment income	—	—	12,455	12,455
Interest expense	—	—	1,890	1,890
Other income, net	—	—	7,166	7,166
Income taxes	—	—	47,826	47,826
Minority interest in subsidiary	—	—	255	255

Net income (loss)	$97,492	$59,581	$(64,489)	$92,584

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note H - Operations by Business Segment, continued

	Three months ended September 30, 2002
	Network Services	Payment Services	Other	Total
Revenue	$155,500	$358,889	$—	$514,389
Cost of operations	61,222	305,957	—	367,179
Selling, general and administrative expenses	—	—	31,233	31,233
Merger, acquisition, restructuring and write-off charges	—	—	—	—
Litigation settlement charges (credits)	—	—	(11,000)	(11,000)
Investment income	—	—	20,653	20,653
Interest expense	—	—	3,054	3,054
Other income, net	—	—	1,023	1,023
Income taxes	—	—	50,959	50,959
Minority interest in subsidiary	—	—	311	311

Net income (loss)	$94,278	$52,932	$(52,881)	$94,329

	Nine months ended September 30, 2003
	Network Services	Payment Services	Other	Total
Revenue	$488,344	$1,190,047	$—	$1,678,391
Cost of operations	198,825	1,021,943	—	1,220,768
Selling, general and administrative expenses	—	—	100,393	100,393
Merger, acquisition, restructuring and write-off charges	8,154	9,286	—	17,440
Litigation settlement charges (credits)	—	—	—	—
Investment income	—	—	41,718	41,718
Interest expense	—	—	6,259	6,259
Other income, net	—	—	18,314	18,314
Income taxes	—	—	136,340	136,340
Minority interest in subsidiary	—	—	806	806

Net income (loss)	$281,365	$158,818	$(183,766)	$256,417

CONCORD EFS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note H - Operations by Business Segment, continued

	Nine months ended September 30, 2002
	Network Services	Payment Services	Other	Total
Revenue	$455,848	$968,403	$—	$1,424,251
Cost of operations	174,653	806,343	—	980,996
Selling, general and administrative expenses	—	—	88,372	88,372
Merger, acquisition, restructuring and write-off charges	31,278	45,228	—	76,506
Litigation settlement charges (credits)	—	—	9,761	9,761
Investment income	—	—	59,723	59,723
Interest expense	—	—	8,816	8,816
Other income, net	—	—	7,937	7,937
Income taxes	—	—	115,033	115,033
Minority interest in subsidiary	—	—	671	671

Net income (loss)	$249,917	$116,832	$(154,993)	$211,756

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: (i) the failure to successfully execute our corporate consolidation plans, (ii) the loss of key personnel or inability to attract additional qualified personnel, (iii) the loss of key customers or renewal of customer contracts on less favorable terms, (iv) increasing competition and its effect on our margins, (v) changes in card association rules and practices, (vi) the inability to remain current with rapid technological change, (vii) risks related to acquisitions, (viii) the imposition of additional state taxes, (ix) continued consolidation in the banking and retail industries, (x) business cycles and the credit risk of our merchant customers, (xi) the outcome of litigation involving VISA and MasterCard, (xii) utility and system interruptions or processing errors, (xiii) information theft, (xiv) susceptibility to merchant fraud and credit and fraud risk of entities we sponsor into networks, (xv) changes in card association fees or products, (xvi) automated teller machine market saturation or restrictions on surcharging, (xvii) rules and regulations governing financial institutions and other networks and changes in such rules and regulations, (xviii) the timing and extent of changes in interest rates, (xix) volatility of the price of our common stock, (xx) litigation risks, and (xxi) the receipt of regulatory approvals required for the planned merger with First Data Corporation, as well as the timing of the anticipated completion and possible conditions of the planned merger and their consequences.

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

First Data will exchange 0.40 First Data common shares for every Concord common share. Upon completion of the transaction, based on the number of FDC and Concord shares and options outstanding on September 8, 2003, Concord stockholders are expected to own approximately 21% of the outstanding shares of First Data on a fully diluted basis. On October 28, 2003, at their respective special meetings, the stockholders of First Data and Concord approved of the agreement to merge. The transaction remains, however, subject to various regulatory approvals and other customary closing conditions. Currently a lawsuit filed by the Antitrust Division of the Department of Justice and the Attorneys General of seven states and the District of Columbia is pending challenging the proposed merger. This case is set for trial on December 15, 2003.

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

We are actively pursuing the renewal of our most significant Network Services customer contracts that would, if not renewed, terminate on December 31, 2004. These contracts accounted in 2002 for less than $100.0 million in revenue. There can be no assurance that such customer contracts will be renewed. We may be required to make material expenditures in order to secure the renewals. As negotiations of certain contract renewals are ongoing, we cannot currently predict the aggregate amount of such expenditures.

Payment Services

Payment Services provides the systems and processing that allow retail clients to accept virtually any type of electronic payment, including all card types – credit, debit, electronic benefits transfer (EBT), prepaid, and proprietary cards – as well as a variety of check-based options. We provide POS processing, settlement, and related services, with specialized systems focusing on supermarkets, major retailers, gas stations, convenience stores, restaurants, and trucking companies. Our services are generally turn-key, providing merchants with POS terminal equipment, transaction routing and authorization, settlement, funds movement, and sponsorship into all credit card associations (such as VISA and MasterCard) and debit networks (such as STAR, Pulse, and NYCE).

As previously disclosed, we had expected to organize a new segment during the 2003 fiscal year. Our new Risk Management Services segment would provide software, information, and analysis to financial institutions, retailers, government service providers, and other businesses to assist in fraud prevention and reduction. In part as a result of our agreement and plan of merger with First Data, we have not yet determined when or if we will organize a Risk Management Services segment.

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

A principal component of our revenue is derived from Network Services (28.7% and 30.2% in the three months ended September 30, 2003 and 2002, and 29.1% and 32.0% in the nine months ended September 30, 2003 and 2002). Network Services revenue consists of access and switching fees for network access, processing fees for driving and monitoring ATMs, and processing fees for managing debit card records, plus network fees charged to us by other networks and billed to our customers. We recognize this revenue at the time of the transaction.

The majority of our revenue (71.3% and 69.8% in the three months ended September 30, 2003 and 2002, and 70.9% and 68.0% in the nine months ended September 30, 2003 and 2002) is derived from transaction fees and other income related to Payment Services. Revenue from Payment Services includes discount fees charged to merchants, which are a percentage of the dollar amount of each credit card or signature debit card transaction we process, as well as a flat fee per transaction. These discount and flat fees constitute a bundled rate for the transaction authorization, processing, settlement, and funds transfer services we provide, plus the interchange fees charged to us by the card associations. The fee structure for smaller merchants includes the flat fee per transaction and a discount rate generally greater than the card association interchange rate. The fee structure for larger merchants includes the flat fee per transaction and a

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

discount rate generally equal to the card association interchange rate. One result of having revenue partially based on a percentage of the transaction dollar amount is that lower average ticket size causes a reduction in revenue. However, net income is not always correspondingly affected because transactions with large merchants, where the discount rate is generally equal to the card association interchange rate, have a direct dollar for dollar decrease in revenue and cost of operations.

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

The following table lists revenue by segment for the periods indicated (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Network Services	$169.2	$155.5	$488.4	$455.9
Payment Services	419.3	358.9	1,190.0	968.4

Total	$588.5	$514.4	$1,678.4	$1,424.3

Payment Services revenue, net of interchange fees, is an alternative generally accepted accounting principles (GAAP) revenue recognition method that Concord believes is useful to investors because it enables comparison with certain industry peers. The following table provides the impact of interchange fees on our reported revenue for the periods indicated (in millions):

	Three months ended September 30, 2003
	Network Services	Payment Services	Total
Revenue per the income statement	$169.2	$419.3	$588.5
Interchange fees included in revenue	—	268.6	268.6

Revenue, net of interchange fees	$169.2	$150.7	$319.9

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months ended September 30, 2002
	Network Services	Payment Services	Total
Revenue per the income statement	$155.5	$358.9	$514.4
Interchange fees included in revenue	—	220.1	220.1

Revenue, net of interchange fees	$155.5	$138.8	$294.3

	Nine months ended September 30, 2003
	Network Services	Payment Services	Total
Revenue per the income statement	$488.4	$1,190.0	$1,678.4
Interchange fees included in revenue	—	766.4	766.4

Revenue, net of interchange fees	$488.4	$423.6	$912.0

	Nine months ended September 30, 2002
	Network Services	Payment Services	Total
Revenue per the income statement	$455.9	$968.4	$1,424.3
Interchange fees included in revenue	—	580.5	580.5

Revenue, net of interchange fees	$455.9	$387.9	$843.8

Cost of operations includes all costs directly attributable to our providing services to our customers. In Payment Services the most significant component of cost of operations is interchange fees, which amounted to $268.6 million and $220.1 million in the three months ended September 30, 2003 and 2002, and $766.4 million and $580.5 million in the nine months ended September 30, 2003 and 2002. In most instances, the interchange fee is a percentage of the transaction amount and is charged to us by the credit card associations and debit networks. Cost of operations in both Network Services and Payment Services also includes telecommunications costs, personnel costs, occupancy costs, depreciation, and the cost of equipment leased and sold.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table lists cost of operations by segment for the periods indicated (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Network Services	$67.2	$61.2	$198.8	$174.7
Payment Services	354.7	306.0	1,022.0	806.3

Total	$421.9	$367.2	$1,220.8	$981.0

Our selling, general and administrative expenses include certain salaries, sales commissions, and other general administrative expenses, including legal fees, accounting fees, advertising, and marketing expenses. These costs are not allocated to the reportable segments.

Information regarding our business segments is included under the caption “Note H – Operations by Business Segment” in the notes to our consolidated financial statements and is incorporated herein by reference.

Results of Operations

The following table shows the percentage of revenue represented by certain items on our consolidated statements of income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of operations	71.7	71.4	72.7	68.9
Selling, general and administrative expenses	5.8	6.1	6.0	6.2
Merger, acquisition, restructuring and write-off charges	1.6	—	1.1	5.4
Litigation settlement charges (credits)	—	(2.1)	—	0.7

Operating income	20.9	24.6	20.2	18.8
Net investment income	1.8	3.4	2.1	3.6
Other income, net	1.2	0.2	1.1	0.6

Income before taxes	23.9	28.2	23.4	23.0
Income taxes	8.2	9.9	8.1	8.1

Net income	15.7%	18.3%	15.3%	14.9%

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2003 Compared to 2002

Revenue increased 14.4% to $588.5 million in the third quarter of 2003 from $514.4 million in the same period of 2002. In the third quarter of 2003 Network Services accounted for 28.7% of revenue, and Payment Services accounted for 71.3%. Network Services revenue increased 8.8% over the same period in 2002. This increase was attributable to a 9.3% increase in transaction volumes and increased non-transaction processing fees, offset by increased amortization of capitalized customer payments. The increased transaction volumes from new and existing network and processing customers resulted from a 15.6% increase in STAR network POS transactions. Revenue from Payment Services increased 16.8% over the same period in 2002, due to a 22.6% increase in transaction volumes, offset by price compression. Interchange fees in the third quarter of 2003 increased 22.0% or $48.5 million. Payment Services revenue, net of interchange fees, increased 8.6% or $11.9 million during this period due to transaction growth from the addition of large lower margin merchants and the expansion of relationships with existing lower margin merchants. Payment Services revenue, net of interchange fees, is an alternative GAAP revenue recognition method that Concord believes is useful to investors because it enables comparison with certain industry peers. The transaction volume increase includes a 20.5% increase in PIN-debit card transactions, a 36.0% increase in EBT card transactions, and an 18.9% increase in credit card and signature debit transactions at new and existing merchants.

Cost of operations increased in the third quarter of 2003 to 71.7% of revenue compared to 71.4% in the same period in 2002. Overall, cost of operations increased to $421.9 million in the third quarter of 2003 from $367.2 million in the same period in 2002. This increase was due to increased transaction volumes that resulted in increased interchange fees of $48.5 million in Payment Services and increased salary, benefits and depreciation. The increased interchange fees as a percentage of revenue resulted from the addition of large lower margin merchants, the expansion of relationships with existing large lower margin merchants, and price increases instituted by the debit and credit networks.

Selling, general and administrative expenses decreased as a percentage of revenue to 5.8% in the third quarter of 2003 from 6.1% in the same period in 2002. Overall, selling, general and administrative expenses increased to $34.1 million in the third quarter of 2003 from $31.2 million in the same period in 2002. This increase was attributable to increased salary and sales commissions offset by reduced marketing expenses.

Merger, acquisition, restructuring and write-off charges were $9.5 million in the third quarter of 2003. There were no such charges in the same period in 2002. The charges incurred in the third quarter of 2003 represent professional fees and other costs related to the First Data merger.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There were no litigation settlement charges in the third quarter of 2003. We reduced our litigation settlement charges by $11.0 million in the third quarter of 2002. The charges represent credits and payments to merchants and former merchants, legal expenses, and claims administration expenses in connection with a settlement agreement relating to a purported class action lawsuit alleging that certain rate and fee charges were improper under Tennessee law due to allegedly deficient notice.

Operating income as a percentage of revenue decreased to 20.9% in the third quarter of 2003 from 24.6% in the same period in 2002. This decrease was due to an increase of $9.5 million in 2003 merger, acquisition, restructuring, and write-off charges and the reversal of $11.0 million in litigation settlement charges in 2002.

Net investment income decreased as a percentage of revenue to 1.8% in the third quarter of 2003 from 3.4% in the same period in 2002. Overall, net investment income decreased 40.0% to $10.6 million in the third quarter of 2003 compared to $17.6 million in the same period in 2002. This decrease resulted from lower rates of return and less cash available for investment due to the repurchase of our common stock during the third quarter in 2003 of $306.3 million and during the third and fourth quarters in 2002 of $393.5 million.

Other income increased as a percentage of revenue to 1.2% in the third quarter of 2003 from 0.2% in the same period in 2002. This increase was due to increased gain on the sale of securities in the third quarter of 2003.

Our overall tax rate was 34.0% in the third quarter of 2003 compared to 35.0% in 2002. This decrease was due to a reassessment of our effective tax rate based on filing our 2002 federal and state tax returns in the third quarter of 2003.

Net income as a percentage of revenue decreased to 15.7% in the third quarter of 2003 from 18.3% in the same period in 2002. The components of this decrease are explained above.

Nine months ended September 30, 2003 compared to 2002

Revenue increased 17.8% to $1,678.4 million in the nine months ended September 30, 2003 from $1,424.3 million in the same period of 2002. In the nine months ended September 30, 2003 Network Services accounted for 29.1% of revenue, and Payment Services accounted for 70.9%. Network Services revenue increased 7.1% over the same period in 2002. This increase was attributable to an 11.7% increase in transaction volumes, the full year impact of prior year acquisitions, increased non-transaction processing fees, offset by increased amortization of capitalized customer payments. The increased transaction volumes from new and existing network and processing customers resulted from a 17.8% increase in STAR network POS transactions. Revenue from Payment Services increased 22.9% over the same period in 2002, due to interchange fee price increases and a 27.4% increase in transaction volumes, offset by price

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compression. Interchange fees in the nine months ended September 30, 2003 increased 32.0% or $185.9 million. Payment Services revenue, net of interchange fees, increased 9.2% or $35.7 million during this period due to transaction growth from the addition of large lower margin merchants and the expansion of relationships with existing lower margin merchants. Payment Services revenue, net of interchange fees, is an alternative GAAP revenue recognition method that Concord believes is useful to investors because it enables comparison with certain industry peers. The transaction volume increase includes a 26.8% increase in PIN-debit card transactions, a 33.1% increase in EBT card transactions, and a 23.8% increase in credit card and signature debit transactions at new and existing merchants.

Cost of operations increased in the nine months ended September 30, 2003 to 72.7% of revenue compared to 68.9% in the same period in 2002. Overall, cost of operations increased to $1,220.8 million in the nine months ended September 30, 2003 from $981.0 million in the same period in 2002. This increase was due to increased transaction volumes that resulted in increased interchange fees of $185.9 million in Payment Services, increased depreciation, increased assessments and other pass through fees, increased salary and benefits, and the write-off of excess supplies inventory. The increased interchange fees as a percentage of revenue resulted from the addition of large lower margin merchants, the expansion of relationships with existing large lower margin merchants, and price increases instituted by the debit and credit networks.

Selling, general and administrative expenses decreased as a percentage of revenue to 6.0% in the nine months ended September 30, 2003 from 6.2% in the same period in 2002. Overall, selling, general and administrative expenses increased to $100.4 million in the nine months ended September 30, 2003 from $88.4 million in the same period in 2002. This increase was attributable to increased salary, sales commissions and professional fees, offset by reduced marketing expenses.

Merger, acquisition, restructuring and write-off charges decreased to $17.4 million in the nine months ended September 30, 2003 from $76.5 million in the same period in 2002. The charges incurred in the nine months ended September 30, 2003 included $18.4 million representing professional fees and other costs related to the First Data merger offset by a $1.0 million change in estimate related to our first and second quarter 2002 consolidation plans. The charges incurred in the same period in 2002 included $24.1 million for the write-off of non-performing purchased merchant contracts, $16.8 million for contract terminations, $7.9 million for the write-off of capitalized software and equipment no longer in use, and $27.7 million for other activities.

There were no litigation settlement charges in the nine months ended September 30, 2003. Such charges in the same period in 2002 amounted to $9.8 million and represent credits and payments to merchants and former merchants, legal expenses, and claims administration expenses in connection with a settlement agreement relating to a purported class action lawsuit alleging that

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

certain rate and fee charges were improper under Tennessee law due to allegedly deficient notice.

Operating income as a percentage of revenue increased to 20.2% in the nine months ended September 30, 2003 from 18.8% in the same period in 2002. This increase was due to a decrease of $59.1 million in merger, acquisition, restructuring, and write-off charges and a decrease of $9.8 million in litigation settlement charges, offset by the addition of lower margin revenue from large merchants.

Net investment income decreased as a percentage of revenue to 2.1% in the nine months ended September 30, 2003 from 3.6% in the same period in 2002. Overall, net investment income decreased 30.4% to $35.5 million in the nine months ended September 30, 2003 compared to $50.9 million in the same period in 2002. This decrease resulted from lower rates of return and less cash available for investment due to the repurchase of our common stock during the third quarter in 2003 of $306.3 million and during the third and fourth quarters in 2002 of $393.5 million.

Other income increased as a percentage of revenue to 1.1% in the nine months ended September 30, 2003 from 0.6% in the same period in 2002. This increase was due to increased gain on the sale of securities in the nine months ended September 30, 2003.

Our overall tax rate decreased to 34.6% in the nine months ended September 30, 2003 compared to 35.1% in the same period in 2002.

Net income as a percentage of revenue increased to 15.3% in the nine months ended September 30, 2003 from 14.9% in the same period in 2002. The components of this increase are explained above.

Liquidity and Capital Resources

In the nine months ended September 30, 2003 we generated cash of $346.3 million from operating activities. Included in this amount is $21.4 million from the change in settlement receivables and payables. Fluctuations in settlement receivable and payable balances are affected by the timing of settlements. If the end of a reporting period occurs on a Saturday or Sunday, we are due cash from the credit card associations that is payable to our merchants. If the end of a reporting period occurs on a Monday, we hold multiple days of cash that is payable to our merchants. This may inflate the period-end cash balance and cash provided by operating activities on our cash flow statement. Conversely, cash provided by operating activities may be adversely affected for the next reporting period depending on what day of the week the reporting period ends. All settlement cash balances are cleared in one or two business days. Inclusion of settlement in GAAP cash flows is not indicative of cash provided by operating activities unless settlement receivable and payable amounts are consistent from period to period.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We generally hold a significant amount of cash and securities because of the capital requirements of banking regulators and because of the liquidity requirements associated with conducting settlement operations and owning ATM machines. During the nine months ended September 30, 2003, we liquidated $182.0 million in securities available for sale, net of acquisitions due to market conditions and the repurchase of our common stock. As of September 30, 2003, we held securities with a market value of $932.1 million, including $184.2 million pledged as collateral for Federal Home Loan Bank (FHLB) advances. We invested $79.1 million in the nine months ended September 30, 2003 in capital expenditures, which were for capitalized and purchased software and computer facilities and equipment.

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

As of September 30, 2003, we had a line of credit with a financial institution totaling $20.0 million and no amounts were outstanding on this line of credit. As of September 30, 2003, we had $149.8 million of advances outstanding to, and $18.2 million in unused lines of credit with, the FHLB. In the nine months ended September 30, 2003 we paid $48.3 million on FHLB advances, net of proceeds.

During the third and fourth quarters of 2002, we announced that our Board of Directors approved the repurchase of up to $500.0 million of our common stock. On July 29, 2003 we announced that our Board of Directors approved the repurchase of an additional $200.0 million of our common stock. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions. The Board’s approvals bring the total approved repurchase to $700.0 million. Due to the imposition of a blackout period during and following the negotiation and execution of the merger agreement with First Data and our fourth quarter 2002 earnings release, there were no shares repurchased during the first and second quarters of 2003. During the third quarter of 2003, we repurchased a total of 21.8 million shares at an aggregate cost of $306.3 million.

During the second quarter of 2003, we entered into amended and restated agreements for the financing, construction and leasing of a new corporate headquarters in Memphis, Tennessee. These agreements amend the previous agreements entered into during the third quarter of 2002 for the Memphis facility to include leasing existing facilities in Wilmington, Delaware, and Marietta, Georgia that were covered under other leasing agreements. The agreements qualify for operating lease accounting treatment under Statement of Financial Accounting Standards 13, “Accounting For Leases,” and, as such, the related assets and obligations are not recorded on our balance sheet. Upon completion of construction of the Memphis facility, which is expected in

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the fourth quarter of 2003, rent payments will begin and will be expensed in our statements of income. The minimum annual lease payments under these agreements are not material to us. At the end of the lease term, we have options that include the renewal of the leases and fixed-price purchase options on the land and facilities. We have guaranteed the residual value of the land and facilities at the end of the lease term to the owner / lessor for each facility. Under these guarantees, we would be responsible for a decline in fair value during the lease term up to an estimated maximum amount if we do not exercise our option to acquire the land and facilities at the end of the term of the leases. The following table summarizes the guarantees and certain aspects of the agreements:

Property Location	Lease Expiration	Renewal Option at Expiration	Value Guaranteed at Expiration	Total Cost Financed
Wilmington, DE	Jan. 2010	One five-year term	$12.5 million	$15.0 million
Marietta, GA	Jan. 2010	One five-year term	$16.7 million	$20.0 million
Memphis, TN	Jan. 2010	One five-year term	$45.9 million	$55.0 million

Based on current market conditions, we do not expect to be required to make payments under these residual value guarantees.

We are actively pursuing the renewal of our most significant Network Services customer contracts that would, if not renewed, terminate on December 31, 2004. These contracts accounted in 2002 for less than $100.0 million in revenue. There can be no assurance that such customer contracts will be renewed. We may be required to make material expenditures in order to secure the renewals. As negotiations of certain contract renewals are ongoing, we cannot currently predict the aggregate amount of such expenditures.

We and certain of our directors and certain of our officers have been named as defendants in a number of securities fraud class action lawsuits and shareholder derivative actions. In addition, the Antitrust Division of the Department of Justice and the Attorneys General of seven states and the District of Columbia have filed a complaint challenging our proposed merger with First Data. We are also party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution or settlement of a particular lawsuit could have an adverse effect on our business, operating results, and financial condition.

Pursuant to the terms of a change of control agreement with an unaffiliated third party, we will be required, upon the consummation of the proposed merger with First Data, to make a payment of $5.0 million to that party, plus an additional $5.0 million depending on the amount of certain revenues during the six-month period immediately preceding the merger.

CONCORD EFS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In our agreement and plan of merger with First Data, we are obligated to pay a termination fee of $210.0 million under certain terms and conditions in the event the agreement is terminated.

We believe that our cash and cash equivalents, securities, available credit (unused lines of credit with the FHLB and the line of credit with a financial institution), and cash generated from operations are adequate to meet our capital and operating needs. Concord EFS National Bank, our wholly owned financial institution subsidiary, exceeded all required regulatory capital ratios as of September 30, 2003.

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

As of September 30, 2003, there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2002, refer to Exhibit 13 to our annual report on Form 10-K filed on March 27, 2003.

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

From time to time we are involved in various litigation matters arising out of the conduct of our business. Previously pending matters that are material to us were reported in our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003, our quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 9, 2003, and our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed on August 11, 2003. There were no material developments in the litigation matters previously disclosed except for the developments discussed below.

On October 23, 2003 the Antitrust Division of the Department of Justice and the Attorneys General of the states of Connecticut, Illinois, Louisiana, Massachusetts, New York, Ohio, Texas and the District of Columbia filed a complaint in the United States District Court for the District of Columbia challenging the proposed merger of Concord and First Data. The complaint alleges that the merger would likely substantially lessen competition in the provision of PIN debit network services in violation of the Clayton Act. The complaint seeks an order permanently enjoining Concord and First Data from consummating the proposed merger, attorneys’ fees and costs and other relief the court deems just and proper. This case has been set for trial on December 15, 2003.

As a result of this complaint, we may be unable to obtain the regulatory approvals required to complete the merger or, in order to obtain the necessary approval, the combined company may be required to comply with material restrictions or conditions. Denial or condition of such regulatory approvals could result in loss or disadvantage to us. Although this matter is in the preliminary stages, we believe that the claims are without merit and we intend to vigorously defend against all claims.

As previously disclosed, a purported securities class action and two purported stockholder derivative actions are pending against us and certain of our current and former officers and directors, as well as other defendants. The following table lists certain information with respect to these actions, as of October 23, 2003:

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

On June 20, 2003 we filed a motion to dismiss the consolidated complaint filed in Tennessee state court in In re Concord EFS, Inc. Derivative Litigation. This motion has yet to be ruled on, but the court has permitted the plaintiffs to conduct limited, expedited discovery pertaining to the proposed merger. On October 27, 2003 the plaintiffs in this matter filed a motion to temporarily enjoin our shareholder vote on the proposed merger. This motion was denied by the court the same day.

Although these matters are in the preliminary stages, we believe that the claims against us and our directors and officers are without merit and intend to vigorously defend against all claims.

On July 30, 2003 John D’Eri filed a lawsuit against Concord, National Payment Systems Inc., and Concord Payment Systems (CPS) in New York State Supreme Court. The plaintiff was the principal of a business that had contracted to have CPS provide credit card processing services. CPS has unsuccessfully sought to collect $90,000 of the business’s unpaid obligations from the plaintiff, based upon his personal guaranty. The complaint alleges claims of defamation and tortious interference, asserting that the plaintiff did not sign a guaranty and that CPS wrongfully reported his failure to honor the guaranty to credit rating agencies. The complaint seeks damages in excess of $10.0 million and to compel CPS to withdraw its report to the credit rating agencies. On October 13, 2003 we answered the complaint, denying the allegations and asserting

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings, continued

counterclaims against the plaintiff. Although this matter is in the preliminary stages, we believe that the claims against us are without merit and we intend to vigorously defend against all claims.

On April 30, 2003 Global Marketing, LLC (Global) and Martin Fischer filed an amended complaint naming CPS as a defendant in a lawsuit first filed on August 28, 2002 in New York State Supreme Court. The plaintiffs allege that CPS engaged in unfair competition and tortious interference by allegedly hiring a former employee of Global and then allegedly using trade secrets that the employee misappropriated from Global. The complaint seeks damages in the amount of $4.0 million for unspecified losses. On July 31, 2003 CPS answered the complaint, denying the allegations, asserting that it had never hired or otherwise had contact with the individual in question. Although this matter is in the preliminary stages, we believe that the claims are without merit and we intend to vigorously defend against all claims.

On or about April 3 and 4, 2003 two purported class action complaints were filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis by Charles Reed and Coralyn Stransky. The defendants in those actions were certain of our current and former officers and directors. The complaints generally alleged breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities and other derivative litigation discussed above. The complaints sought class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the court deems just and proper. These complaints were consolidated into one action (In re Concord EFS, Inc. Shareholder Litigation) and transferred to the division of the Shelby County Circuit Court in which the Tennessee consolidated state-court derivative action (In re Concord EFS, Inc. Derivative Litigation, filed September 9, 2002) is pending.

On or about April 2, 2003 an additional purported class action complaint was filed in the Chancery Court for Shelby County, Tennessee, by Barton K. O’Brien. The defendants were Concord, certain of our current and former officers and directors, and First Data. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to our shareholders in the proposed merger between Concord and First Data. The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the merger, rescinding the

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings, continued

merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. On June 25, 2003 this complaint was transferred to the Shelby County Circuit Court in which In re Concord EFS, Inc. Shareholder Litigation is pending. Through a court-ordered second amended consolidated complaint filed September 19, 2003, this matter was consolidated with that matter. On October 15, 2003, the plaintiffs moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. On October 17, 2003, the plaintiffs filed a motion for preliminary injunction to enjoin the shareholder vote on the proposed merger and/or the merger itself. The court denied the plaintiffs’ motion on October 20, 2003 but ordered deposition discovery on an expedited basis. On October 27, 2003 the plaintiffs filed a renewed motion to enjoin the shareholder vote, which was denied by the court the same day. Although this consolidated matter is still in the preliminary stages, we believe that the claims are without merit and we intend to vigorously contest these claims.

On November 5, 2002 Richard R. Sutherland filed a lawsuit against a number of defendants, including Concord EFS National Bank, in the Superior Court of California, County of Santa Clara. The plaintiff made several allegations, including breach of contract, fraud and negligent misrepresentation arising out of business transactions between the plaintiff and Purchase Plus Buyers Group, an entity which formerly processed credit card transactions through Concord EFS National Bank. This lawsuit sought compensatory damages in the amount of $55,000 and punitive damages in the amount of $195.0 million. Concord EFS National Bank filed a demurrer seeking dismissal of the complaint. The court granted the motion on October 10, 2003 with leave to amend. Should the plaintiff file an amended complaint, we intend to vigorously contest the plaintiff’s claims.

On June 11, 2002 Walter E. Ryan and Ryco Development, Inc. filed a purported class action lawsuit against Concord EFS National Bank, Concord, and John Doe Corporations in the United States District Court for the Western District of Tennessee. The plaintiffs alleged that we changed fees and charges without providing the requisite notice, charged merchants for transactions that never occurred, and failed to route payments in accordance with the plaintiffs’ instructions. The plaintiffs alleged fraud, breach of contract, conversion, and causes of action under the Tennessee Consumer Protection Act and the Racketeer Influenced and Corrupt Organizations Act (RICO). The class plaintiffs sought to certify consisted of all merchant customers of Concord EFS National Bank, Concord, or John Doe Corporations, who were subject to charges that were not fully disclosed on their statements, charges for transactions which the merchant never

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings, continued

undertook, and/or charges in excess of the amount agreed upon in their contracts. The lawsuit sought unspecified compensatory and punitive damages, attorneys’ fees, and other relief. We moved to dismiss all claims, the motion was granted by the court on August 13, 2003 and judgment was entered in favor of Concord EFS National Bank and Concord on August 19, 2003. On September 11, 2003 the plaintiffs filed a notice of appeal. No briefing schedule has yet been set. We intend to vigorously defend this appeal.

On October 31, 1996 Commonwealth Savings Bank (Commonwealth) filed a lawsuit against CoreStates Financial Corp. (CoreStates) in the Court of Common Pleas of Chester County, Pennsylvania. On August 6, 1997 Commonwealth added MONEY ACCESS SERVICE INC. (MASI), a subsidiary of ours, as a defendant therein, alleging that MASI is liable to Commonwealth for an amount in excess of $3.6 million based on claims arising out of alleged errors in the conversion of certain Meridian Bank branches to the MAC network and MASI processing at the time the branches were acquired by Commonwealth from CoreStates and CoreStates’ affiliates. Discovery is complete. The court has struck various reports and portions of reports submitted by Commonwealth’s damages experts. At a deposition in March 2000, Commonwealth’s expert testified to a damages calculation of $4.2 million. On November 15, 2002 CoreStates and MASI filed motions for partial summary judgment on all but a small part of Commonwealth’s remaining claim, which were denied on April 15, 2003. This case has been set for trial on February 2, 2004. On September 22, 2003, the court heard our motion in limine relating to expert testimony and requesting a Frye hearing but has not ruled on this motion. We believe that the claims against us are without merit and intend to continue to vigorously defend against all claims.

We are also a party to various routine lawsuits arising out of the conduct of our business, none of which is expected to have a material adverse effect upon our financial condition or results of operations.

CONCORD EFS, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At a special meeting of our shareholders held on October 28, 2003, our shareholders elected to adopt the Agreement and Plan of Merger, dated as of April 1, 2003, among First Data Corporation, Monaco Subsidiary Corporation, a wholly owned subsidiary of First Data, and Concord EFS, Inc., with votes cast as follows: 294,532,600 shares for, 1,749,882 shares against, 2,749,971 abstentions, and no broker non-votes.

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

On October 23, 2003 we filed a current report on Form 8-K to furnish, under Item 12 of that form, our press release containing earnings information for our third quarter of 2003 ended September 30, 2003.

On October 23, 2003 we filed a current report on Form 8-K to file, under Item 5 of that form, our press release regarding the proposed merger with First Data Corporation.

On October 24, 2003 we filed a current report on Form 8-K to file, under Item 5 of that form, a press release issued by First Data Corporation and Concord EFS, Inc. regarding the complaint filed by the United States Department of Justice, seven states and the District of Columbia seeking to block the proposed merger of First Data Corporation and Concord EFS, Inc.

On October 24, 2003 we filed a current report on Form 8-K to file, under Item 5 of that form, the complaint filed on October 23, 2003 by the United States Department of Justice, seven states and the District of Columbia seeking to block the proposed merger of First Data Corporation and Concord EFS, Inc.

On October 24, 2003 we filed a current report on Form 8-K to file, under Item 5 of that form, our financial results for the three- and nine-month periods ended September 30, 2003.

On October 28, 2003 we filed a current report on Form 8-K to furnish, under Item 9 of that form, a press release announcing that our shareholders had approved a proposal to adopt the merger agreement entered into between Concord EFS, Inc., First Data Corporation and Monaco Subsidiary Corporation, a wholly owned subsidiary of First Data Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCORD EFS, INC.

Date: November 7, 2003	By:	/s/ DAN M. PALMER

Dan M. Palmer Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2003	By:	/s/ BOND R. ISAACSON

Bond R. Isaacson Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2003	By:	/s/ EDWARD T. HASLAM

Edward T. Haslam Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

CONCORD EFS, INC. AND SUBSIDIARIES

FORM 10-Q LISTING OF EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger among Concord EFS, Inc., First Data Corporation and Monaco Subsidiary Corporation, dated as of April 1, 2003, is incorporated herein by reference to Exhibit 2.1 to Concord’s current report on Form 8-K (File No. 001-31527), filed on April 2, 2003.

3.1	Restated Certificate of Incorporation of Concord EFS, Inc. is incorporated herein by reference to Exhibit 4.1 to Concord’s registration statement on Form S-8 (File No. 333-90678), filed on June 18, 2002.

3.2	Amended and Restated Bylaws of Concord EFS, Inc. are incorporated herein by reference to Exhibit 4.2 to Concord’s registration statement on Form S-8 (File No. 333-74215), filed on March 10, 1999.

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cautionary Statements